Form 10QSB
period 2000-03-31
IRON MASK MINING CO
filed 2000-10-19
CIK 1083742

=====================================================================

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

     OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from           to

                  COMMISSION FILE NUMBER 000-30065

                      IRON MASK MINING COMPANY
       (Exact name of registrant as specified in its charter)

IDAHO                                   Unavailable
(State of other jurisdiction            (IRS Employer Identification
of incorporation or organization)       Number)


                         656 Cedar Street
                      Ponderay, Idaho   83852
              (Address of principal executive offices)

                           (208) 263-3834
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000: 13,214,000

=====================================================================

Board of Directors
Iron Mask Mining Company
PO Box 1713
Sandpoint, Idaho 83864


We have reviewed the accompanying Balance Sheet of Iron Mask Mining Company as of March 31, 2000 and the related statements of Income and Accumulated Property Costs and Statement of Cash Flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Iron mask Mining Company.

A review consists principally of inquiries of company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Scott Beggs & Company, Inc.

Scott Beggs & Company, Inc
Kellogg, Idaho 83837

June 9, 2000

                      Iron Mask Mining Company
                  A Development Stage Corporation
                           Balance Sheet
                           March 31, 2000

 Assets
Current Assets
 Cash in Bank                                     5,405
 Prepaid Insurance                                  750
                                             ----------
Total Current Assets                              6,155

Property and Equipment
 Land
 Buildings
 Equipment
 Accumulated Depreciation                            -
                                             ----------
Net Property and Equipment                           -

Total Assets                                      6,155

 Liabilities and Equity
Current Liabilities
 Accounts Payable
 Interest Payable                                 3,343
 Notes Payable - Due within one Year                 -
                                             ----------
Total Current Liabilities                         3,343

Long-Term Liabilities
 Notes Payable - Due in more than one Year           -
                                             ----------
Total Long-Term Liabilities                          -

Total Liabilities                                 3,343

Equity
 Common Stock, par value $ .05, authorized
  100,000,000 shares, issued and outstanding
  15,987,316                                    799,366
 Additional Paid in Capital                     215,936
 Deficit accumulated during
  Development Stage                          (1,012,490)
                                             ----------
Total Equity                                      2,812

Total Liabilities and Equity                      6,155
                                             ==========

   See the accompanying accountant's report and notes, which are integral parts of these financial statements.

                     Iron Mask Mining Company
                  A Development Stage Corporation
            Statement of Income and Accumulated Deficit
             For the Nine Months Ended - March 31, 2000

                                   Nine Months
                                   Ended          Cumulative
                                   03/31/00       Total
Income
 Interest Income                           77         83,871
 Logging Receipts                                     15,470
 Ore Sales                                            14,776
 Misc. Income                             296          7,624
 Lease Income                                          1,400
 Gain on Sale                         (29,551)       (29,551)
 Workmen's Comp Dividend                                 375
                                   ----------     ----------
Total Income                          (29,178)        93,965

Expenses
 Wages and Salaries                                  248,648
 Professional Fees                     21,000        104,142
 Tunnel Contract                                      73,850
 Materials and Supplies                               54,777
 Payroll Taxes and Insurance                          49,822
 Depreciation                                         47,208
 Gas and Oil                                          35,057
 Office Supplies                                      26,516
 Exploration                                          25,183
 Interest and Bank Fees                 3,915         23,070
 Equipment Rent                                       17,746
 Leases                                               14,645
 Promotions                                           11,525
 Equipment Repair                                      7,664
 Taxes and Licenses                       642          7,843
 Road                                                  6,012
 Filing Fees                                           4,346
 Other                                    882          5,215
 Assays                                                1,032
 Fire and Safety                                         237
 Documentary Stamps                                      119
 Rounding                                                  2
                                   ----------     ----------
Total Expenses                         26,439        764,659
Net Loss                              (55,617)      (670,694)
Adjustment to Accumulated Deficit
 due to Merger of Yellow Pine
 Resources                                          (341,796)
Accumulated Deficit - Start of Year  (956,873)            -
                                   ----------     ----------
Accumulated Deficit - End of Year  (1,012,490)    (1,012,490)
                                   ==========     ==========
 See accompanying accountant's report and notes, which are integral parts of these financial statements.

                      Iron Mask Mining Company
                  A Development Stage Corporation
                      Statement of Cash Flows
             For the Nine Months Ended - March 31, 2000

                                        Nine Months
                                        Ended          Cumulative
                                        03/31/00       Total

Cash Flows From Operating Activities
 Net Loss                               (22,723)       (637,799)
 Adjustments to reconcile to net Cash
  Depreciation Expense                                   47,208
  Loss on Sale of Land                                      452
 Changes in Operating Assets and
  Liabilities
  (Increase) Decrease in Prepaid
   Insurance                                               (750)
  Increase (Decrease) in
   Salary/Accounts Payable               (1,419)             -
                                        -------        --------
Net Cash (Used) Provided By
 Operating Activities                   (24,142)       (590,889)

Cash Flows From Investing Activities
 Sale of Land                            57,829          73,397
 Purchase of property                        -         (150,609)
                                        -------        --------
Net Cash (Used) Provided By
 Investing Activities                    57,829         (77,212)

Cash Flows From Financing Activities
 Common Stock Proceeds                                  673,506
 Loan Proceeds                            5,000          33,355
 Loan Repayments                        (33,355)        (33,355)
                                        -------        --------
Net Cash (Used) Provided By
 Financing Activities                   (28,355)        673,506

Net Increase (Decrease) in Cash           5,332           5,405

Cash - Start of Period                       73              -
                                        -------        --------
Cash - End of Period                      5,405           5,405
                                        =======        ========




 See accompanying accountant's report and notes, which are integral part of these financial statements

                      Iron Mask Mining Company
                    A Development Stage Company
                 Notes to the Financial Statements
                           March 31, 2000

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company - General Accounting   In June 1975, the
Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No 7 effective for fiscal periods beginning after January 1, 1976, for companies in the development stage. That statement requires that such companies follow the same accounting practices as operating companies and, thus, defer only those costs which an operating company would normally defer and that dollar amounts be assigned to shares issued for noncash considerations.

Development Activities The primary business purpose of the Company is the purchase and development of mining properties. The realization of profits and recovery of development costs are dependent upon increased market values and the recover ability of the minerals of the Company's properties.

Cash and Cash Equivalents For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Property and Equipment Depreciation is provided for on the straight line method of accounting over 5 to 7 years on equipment and 20 years on buildings. All depreciable assets have been fully depreciated.

Notes Payable   The Company has various notes payable to individuals.
These notes are secured by a lien on the Company's real property. On January 21, 1998 the following loans were provided to the Company; 1) Gerald Sarff $3,000; 2) Robert Evans $15,355; 3) Charles McNearney $2,500; and 4) Walter Ripley $2,500. These loans total $23,355 and the interest rate is 7%. On April 1, 1999 a loan with Montana Land Investments LLC in the amount of $5,000, the interest rate is 12%. On October 5, 1999 a loan with Gerald and Fonda Sarff in the amount of $5,000, the interest rate is 12%. There have been no principal or interest payments made on these loans.

During the nine months ended March 31, 2000, the company was able to repay all notes payable from the sales proceeds of land. See Note 6 for more information.

Income Taxes   The Company files its corporate income tax returns as a
development stage company. Accordingly, all income and expense items are being capitalized as development costs.

NOTE 2:   CUMULATIVE DATA

Cumulative data has been recorded on the Statement of Income and Accumulated Property Costs and the Statement of Cash Flows. The cumulative data is from May 1, 1957, the date of organization, to June 30, 1999. Also included in Deficit accumulated is the amount incurred by Yellow Pine Resources Inc. See Notes 3 and 4 for more information.

                      Iron Mask Mining Company
                    A Development Stage Company

                 Notes to the Financial Statements
                           March 31, 2000


NOTE 3: ACQUISITION AGREEMENT

The Company entered an agreement with Yellow Pine Resources Inc to acquire all of the outstanding shares of Yellow Pine Resources Inc in a stock for stock exchange. After concluding the transaction, Iron Mask Mining Company owns 100% of the outstanding stock of Yellow Pine Resources Inc. Iron Mask Mining Company issued 6,000,000 shares to the shareholders of record of Yellow Pine Resources Inc. Iron Mask received $341,796 of capitalized development costs and the applicable mining leases and other assets of Yellow Pine Resources. $300,000 has been included as Common stock and $41,796 as additional paid in capital.

NOTE 4: CONSOLIDATION INFORMATION

Included in the deficit accumulated during development stage activities is $341,796 incurred by Iron Mask Mining Company's wholly owned subsidiary Yellow Pine Resources Inc. See Note 3 for more information concerning the acquisition of Yellow Pine Resources Inc.

NOTE 5: LEASES

The State lease was for 10 years from 1988, payable annually at $1 per acre. This lease has expired and was not renewed.

NOTE 6: LAND SALE AND NOTE REPAYMENTS

During the nine months ended March 31, 2000, the company sold some land. This land was acquired in approximately 1957 for approximately $2,000. The sales price for the land, net of selling expenses was $57,829. The loan from Montana Land Investments LLC, plus interest, was paid directly title company. All other creditors forgave the interest accrued on the notes, and accepted as payment in full the amount of principal originally loaned to Iron Mask Mining Company. Total interest forgiven was $3,343.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is a mining company engaged in exploration and development activities. The Company is pursuing opportunities within the mining industry as well as other industries. The Company filed Form 10-SB General Form for Registration of Securities with the Security and Exchange Commission on March 22, 2000. The Company's registration became effective on April 26, 2000 and the Company expects its shares will be listed on the bulletin board exchange before calendar year end. The Company's fiscal year end is June 30th.

OVERVIEW

     The Company was formed on May 16, 1957 and engaged in mining activities from 1957 to 1991. From 1991 to February 1999 the Company was inactive. On March 5, 1999, the Company acquired 100% of the stock of Yellow Pine Resources, Inc., in exchange for 6,000,000 shares of the Company's common stock. The Company acquired various mining gold claims and a 50% interest in a mineral interest consisting of 42 unpatented mining claims, which the Company believes contain diatomite. Additionally, the Company is seeking timber contracts and has plans to develop a veneer mill.

     Revenues

     The Company's revenue for the nine months ended March 31, 2000 resulted mainly from the sale of land originally acquired in 1957. The gain on the sale of land was $55,829. Other sources of income were $77 of interest income, miscellaneous income of $296, and forgiven interest of $3,343. Revenue in total increased from the previous year's nine month period from $28 to $59,545.

     Expenses

     Total expenses for the nine months ended March 31, 2000 and March 31, 1999 were $26,439 and $6,379 respectively. In each year's nine month periods most costs were related to the registration and filing requirements of the Company's common stock. Professional fees were $21,000 for the period and were related to the costs of registering the Company's stock and SEC filings. Interest expense on short-term loans was $3,915 and all interest was paid or forgiven when the land sale occurred. Taxes and license costs were $642 and other miscellaneous expenses were $882.

FINANCIAL CONDITION

     Liquidity

Cash increased $5,332 during the nine-month period. The land sale allowed the Company to also pay off all of its current liabilities in the amount of $29,774. Prepaid insurance remained constant at $750.

     Capital Requirements

     The Company's stock registration and listing will allow the Company to raise the capital needed to pursue its long-term goals of developing its gold and diatomite mining operation, its veneer operation and other opportunities identified by management.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IRON MASK MINING COMPANY
                              (registrant)

Date: October 12, 2000


                              By:  /s/ Robert Evans
                                   Robert Evans, Vice President,
                                   Treasurer, Chief Financial Officer,
                                   and member of the Board of
                                   Directors