Form 10KSB
period 2000-06-30
IRON MASK MINING CO
filed 2000-10-20
CIK 1083742

=====================================================================
                             FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - June 30, 2000.

     OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                  Commission file number 000-30065

                      IRON MASK MINING COMPANY
       (Exact name of registrant as specified in its charter)

Idaho                                   Unavailable
State or other jurisdiction of          (IRS Employer
incorporation or organization           Identification No.)

                          656 Cedar Street
                       Ponderay, Idaho   83852
    (Address of principal executive offices, including zip code.)

                           (208) 263-3834
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       YES [   ]   NO [ x ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [    ]

State Issuer's revenues for its most recent fiscal year.
     June 30, 2000 - $-0-.

=====================================================================

There is no market for the voting stock of the Registrant. There are approximately 18,229,918 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
     Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: June 30, 2000 - 22,177,316 shares of Common Stock

Documents Incorporated by Reference

1. Form 10SB Registration Statement (SEC File #000-30065) and all amendments thereto, which was filed on March 22, 2000, with the Securities and Exchange Commission and all exhibits thereto.

2. All reports filed with the Securities and Exchange Commission after March 22, 2000.

                     TABLE OF CONTENTS



Item 1.   Description of Business

Item 2.   Description of Property

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Market for Common Equity and Related Stockholder Matters

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

Item 7.   Financial Statements

Item 8. Changes in and Disagreements with Accounting and Financial Disclosure

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          Of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

                            PART I

ITEM 1.   BUSINESS.
Background

     IRON MASK MINING COMPANY (the "Company") is an exploration stage enterprise formed under the laws of the State of Idaho, on May 16, 1957, to engage in the business of mining.

     From 1957 to 1991 the Company was active in the business of mining. From 1991 to February 1999, the Company was inactive.

     On March 5, 1999, the Company acquired all of the issued and outstanding shares of common stock of Yellow Pine Resources, Inc. in exchange for 6,000,000 shares of the Company's common stock.

Current Operations

     The Company is engaged in the business of mining. The Company conducts its operations through its wholly owned subsidiary corporation, Yellow Pines Resources, Inc.

The Paymaster and Geel Property

     The Company acquired 12 contiguous unpatented mining claims (the "Paymaster Claims") in the Ramshorn Mining District in Madison County, Montana. After initial exploration, sample and reconnaissance, the Company acquired an additional 26 unpatented and three patented mining claims adjacent to the Paymaster Claims. These claims are known as the Geel, Matchless, and Northstar (collectively known as the Geel claims) and are just west of the Paymaster and run for 3 miles to the south.

     All of the Company's mining claims are leased claims coupled with purchase options. The Company does not own these claims outright, but instead pays rental and royalties to the underlying landowner-lessors for the right to conduct mining activities. These payments are credited toward the purchase price of the claims under the purchase option provision of the leases. If such rental and royalty payments are made, as is expected, the Company will acquire ownership of the mining claims.
     In August 1996, the Company acquired State and Federal permits to commence mining operations on its Paymaster Claims, under the Small Miners Exemptions, which allows the mining of up to 36,500 tons per annum. These mining operations can commence, within days of notice to proceed, on two levels, from existing adits and drifts. Production is expected to build up to 72 tons per day on a year-round basis. A $10,000 reclamation bond must be acquired prior to initiating mining operations. As of the date hereof, the Company has not acquired the reclamation bond.

     The Company will ship the Paymaster ore to the M&W Custom Mill in Virginia City, Montana. M&W has performed the assays on ore samples from the Paymaster Claims and the metallurgical testing to establish a preliminary mill flow sheet, which indicated a net recovery of 88-95% of the contained gold with regrind of the middlings and tails. Just over 50% was shown to be free gold in their tests.

     The Company is currently in discussion with owners of several targeted gold properties located in Montana, Idaho and Oregon. Most of these properties have drill indicated gold resources, based on drilling performed by major mining companies. These properties, however, do not appear to have the potential for large volumes of gold resources required by the majors, and, therefore most properly fit into the portfolio of junior mining companies such as YPR.

     The Company's goal is to develop a gold resource base of at. least 1,000,000 ounces and annual production of approximately 100,000 ounces and to maintain this 10:1 reserve to production ratio thereafter.

The Paymaster Claims

     The Paymaster Claims are located in the Ramshorn Mining District in Madison County, Montana, approximately 15 miles southeast of Sheridan, Montana. The Ramshorn District is east of the Sheridan, South of the -Pony and on the north reach of the Alder District on the northeast flank of Copper Mountain. The original twelve contiguous claims contain the Paymaster and the Paymaster Heir portals, one on each end of an estimated at-least one-half mile long vein. The property lies at elevations between 7,000 and 7,400 feet above sea level and is accessible via an improved road near Bivens Creek.

     The area was heavily placer mined in the late 1800's and the Paymaster underground mine was opened in 1920 by the father of one of the current landowner-lessors. The mine was operated until. 1929, and was closed due to the market crash. Subsequent assessment work has maintained the two adits in satisfactory condition for federal and state inspectors to issue the current operating permit in August 1996.

     After sampling and assaying of the Paymaster and Paymaster Heir, the Company acquired twenty-six unpatented and three patented claims (the Geel Claims) adjacent to the original twelve unpatented Paymaster Claims. The entire group of claims is collectively referred to as the Paymaster Mine.

     The Company plans to open the upper portal (the Paymaster) and the lower portal (the Paymaster Heir) some 2,600 feet apart, and to drive a new adit at the Old Timers Pit, roughly halfway between, thus enabling the Company to operate on three levels from adits opening directly onto the access road.

     Based on historical data and subsequent works conducted by Dr. Robert E. Cohenour, Consulting Geologist, the Company estimates that the Paymaster fault zone between the Paymaster adit and the Paymaster Heir adit contains a gold resource of 34,600 tons averaging .83 ounces of gold per ton. This resource is not based on drillings but rather on actual mining and assays at each end of the mineralized structure.

     Major mining companies have conducted drilling programs in the area, but because of the high-grade, narrow-vein structure, the area is not conducive to large scale open pit mining desired by the majors. Small underground mining techniques are required to economically exploit the extensive mineralization of the area.

     The sheared mineralized zone and adjacent marble bed has been traced by roadcuts, trenches, bull dozer cuts and mines for at least 4 1/2 miles over the Ramshorn Properties. The evidence of the continuance of the mineralized zone, can be seen as "blue talc" or gouge with veinlets of quartz, iron oxide and other materials. The zone varies from 40 to 70 feet in width.

     Most of the mineralized zone is covered with a mantle of overburden so that only a fractional part of the prospective body has been seen in the few cuts made in it over the years and numerous high grade "pocket" mines have been worked along the principal mineralized zone.

     At places where the sheared mineralized zone is exposed, there is abundant evidence of strong deformation and premineralization. Fractures and vugs in milky quartz and marble are filled with pyrite and galena, chalcopyrite and other copper materials. A reddish-brown and black coating formed from oxides of iron and manganese covers most of the rocks. Bluish-gray clay and micaceous, friable, schistose rocks surround the dense quartz and marble beds in the ore bearing zone. Native gold is found in vugs and vein filings. Silver lead sulfide blends are found at numerous localities in and near the principal shear zone. By crushing and panning quartzose mineralized rocks, free gold is readily obtained, demonstrating that the gold is widely disseminated throughout the rocks along the mineralized shear zone.

     The evidence at hand suggests that there exists a large quantity of millable ore along the Ramshorn sheared, mineralized zone under the Geel Claims extending for three miles.

     The Paymaster Mine is a unique mining opportunity ready for immediate production with permits issued and without significant development cost and time. The only development work will consist of driving a new adit to open a third level of operation, and this will be done several months after the start of production.

Geology

Ramshorn District History

     Gold was first discovered in the vicinity of the Ramshorn District along Alder Gulch near Virginia City in 1863. The placers first attracted feverish interest, but as they were worked upward toward the source of the precious metal, the nuggets and flour gold abruptly diminished in concentration at a point where the streams cross the Ramshorn mining properties and elsewhere on the higher slopes of the Tobacco Root Mountains. Attention was then focused on lode mining. Mining of placers and lodes in the local area flourished for about 30 years. There was a resurgence of interest between 1890 and 1900 which saw the reopening of many abandoned mines. The extent of the activity in the Ramshorn District is only suggested by the present remains of crude log cabins, dilapidated stamp mills, placer-mining ditches, caved-in shafts and tunnels and the stone masonry foundation of forgotten structures.

     It is important to consider the primitive conditions in existence in the area as well as the state of mining and ore dressing technology during the time the area was first exploited in order to appreciate the magnitude of the, remaining mineral resources there. The dense, hard, massive, mineralized igneous and metamorphic rocks had to be worked with great physical exertion, using "hand steel" and black powder. The miners labored in dank, virtually unventilated shafts with only wax candles to see by. The rock was bashed or blasted from the mine walls and hand-carried to the wheel barrows and ore buckets. The heavy ore was then pushed or pulled out to a primitive hoist or out on a dump, hand sorted, and put into horse-drawn wagons or on pack horses to be hauled to a stamp mill. Water wheels or steam engines drove the stamp mills and the recovery of small gold particles was undoubtedly inefficient.

     For these reasons, only the visibly high-trade veins could be worked at a profit. Where the gold, silver, and other metals were sparsely disseminated through the rock matrix, the miners passed them by in search of "glory holes", "pockets" and rich veins.

     Indeed, some of the apparently worthless material dumped outside shafts and tunnels of the old excavations on the Geel patented lode claim were assayed some 58 years later (Procter and Gwynn, 1948, p.5) and found to contain values in gold and silver up to $31.50 per ton with gold at about $30/oz. Present day mining and milling techniques make it possible to extract considerable profit from low concentrations of precious metals which were in past times uneconomical.

     In 1923, the large placer operations in the area were virtually discontinued and the huge dredges used on Alder Gulch were dismantled and taken away. There was sporadic activity in the mines and placers during the 1930's and again after World War II, but nothing has transpired in the area which equaled the "Gold Rush" days of the latter part of the 19th century.

General

     In 1896, Peal, A.C., a geologist with the U.S. Geologic Survey, gave the name "Cherry Creek" to a series of metamorphosed sediments exposed over a fifty square mile area in the vicinity of Virginia City, Montana. (reference U.S. Geological Survey Geology Atlas, Three Forks folio No. 24, 1986). He considered these rocks to be of Algonkian (late Proterozoic) age. He considered the Cherry Creek series to be younger than the Pony Series, although no evidence of an unconformity has been found, and older than the Belt series. These three units make up the sedimentary metamorphic rocks of the Tobacco Root Mountains that were in place prior to the period of regional uplift and igneous intrusion although some igneous activity may have occurred during the sedimentary period of formation of these units. The Cherry Creek unit or series has an estimated 8,000 ft. vertical section of metamorphosed sediments consisting of quartz-feldspar gneiss, hornblende-biotite schist.

     On the southern flank of the Tobacco Root range the Cherry Creek rocks occupy a broad structural trough or synclinorium infolded in the Pony gneiss. Within the broad trough, the Cherry Creek rocks are highly contorted into overturned folds with regional westward dipping limbs. The constancy of westward dips between Virginia City and Sheridan gives a deceptive conception of the thickness of the Cherry Creek group for instead of one great westward dipping series, the formations are repeated again and again by folding. The pitch of the axis of the folds has been found to vary by local area.

     The Cherry Creek series has been highly folded and intensely metamorphosed during the major period of the Rocky Mountain uplift which included the intrusion of the Tobacco Root Batholith during the late Cretaceous period. The Montana State Bureau of Mines in Memoir No. 9, dated June, 1933 (A Geological Reconnaissance of the Tobacco Root Mountains, Madison County, Montana) speculated that sub-surface connections from this major Batholith, which has more than one hundred square miles of surface exposure in the central portion of the Tobacco Root Mountains, were found southwest of Virginia City near the Easton Mine. Quartz bodies occur abundantly as irregular masses, pipes or chimneys, and veins. These quartz bodies have been noted to increase in number nearer the Batholith.

     Small diabase dikes are numerous and may be found cutting the schists and gneisses in almost any locality in the Cherry Creek formation. State Bureau of Mines geologists have speculated that these dikes may be related to the basalt flows that currently cover an area of more than fifty square miles just east of Virginia City. (it may be important to note that many major silver deposits are related to diabase formations, which are related to the surface flows of basalt rock). The basalt volcanic rocks once covered the area an estimated one thousand feet in thickness. Although eroded from the area west of Virginia City a small patch of basalt still exists on Williams Gulch. These very young rocks are considered to have been extruded in Paleocene time.

Ramshorn Geologic Investigations

     Geological investigations around the Ramshorn properties have been directed toward examining broad, generalized geological features or reporting of localized mineral studies on mining properties.

     Tansley, Shafer, and Hart (1933) compiled a useful tabulation of mining activities in the general area and placed them in perspective with existing geological knowledge of that time.

     The most recent study in the area of the Ramshorn Mining District and extending northwestward across a portion of the metamorphic sequence east of Sheridan was published by Burger. Burger (1967, p. 4) observed that the distinctive mineral assemblages on either side, mapped over long traverses, "retain consistent and predictable relations with the continuous marble bed [s] throughout the area and are believed to represent original sedimentary or igneous sequences."

     The metamorphic sequence of the Ramshorn district is considered to be Precambrian age and the stratigraphic equivalent of the Cherry Creek (pre-Beltian) as defined by Peale (1896, p. 2) and portions of the Pony metamorphic rocks as descried by Tansley and Shafer (1933, p. 8). By inference from a few absolute age determinations in the area, Burger (1967, p. 16) concluded that the Cherry Creek rocks were probably deformed and metamorphosed during a single orogenic period which occurred approximately 1.6 - 1.7 billion years ago.

     The intensity of the deformation is profound. The beds have been so greatly disturbed from the original configuration that in some areas their stratigraphic and structural complexity defies precise description. Burger (1967, p. 11-12) proposed an interesting model for arriving at an interpretation of the folding of the local Cherry Creek sequences, but added, "These folds are termed antiforms and snyforms instead of anticlines and synclines because no evidence is available to show which are the youngest beds."

     The metamorphic rocks lie at the surface in the Ramshorn District. No Paleozoic rocks are found locally, but they are present on the north side of the Tobacco Root Mountains. The metamorphic rocks were intruded in late Cretaceous-early Tertiary time by the Tobacco Root Batholith and by localized stocks of probable Tertiary age. Tertiary basin deposits cover the basin-ward margins of. the metamorphic rocks and Pleistocene glacial deposits and recent alluvium are present in stream and river valley deposits. A thin mantle of soil, "bogs", and hillside "float" obscure the surface exposures over much of the Ramshorn District.

     Burger (1967, p. 16) observed that the regional joint patterns parallel each other and trend north 30 degrees - 35 degrees east, whereas the Tobacco Root Batholith joint system has a north 35 degrees
- 45 degrees west trend. He concluded that "the joint and fracture patterns are (1) in the metamorphic rocks primarily due to Precambrian stresses, and (2) these joints were reactivated by Laramide stresses and possibly controlled by the shape of the Tobacco Root Batholith.

"The direction and density of the joint and fracture patterns in the Ramshorn District are of particular importance because they provided the avenues for the mineralizing fluids moving out of the Batholith stocks as well as provided space for vein and fissure filing with metallic ores.

     The fracturing, shearing and chemical alteration of the host rock along and into the marble beds is an important prospecting and mining factor. Burger's maps (his plates 1 and 2) clearly demonstrate the relationship between the marble beds and the mineralized zones worked in the area in mines. He concluded that the ore deposits of the area "are by metasomatic replacement of gneiss and marble country rock. The deposits associated with the fissure veins are mainly within marble gneiss. Almost every fissure vein parallels regional fracture systems; most follow a north 30 degrees - 40 degrees northwest fracture system, Metasomatic replacement deposits are almost confined to marble beds. Replacement is localized along fractures cutting across marble beds; along marble - gneiss contacts, especially where these contacts parallel a fracture system; and along shear zones parallel to foliation, most likely developed by shearing related to intrusion."

     Burger also concluded that the Tobacco Root Batholith was intruded about 66 million years ago. "After this episode of intrusion and fracturing, quartz monzonite and quartz monzonite prophyry stocks were intruded. These were controlled by fracturing and foliation trends in the country rock. The Tertiary intrusions were accompanied by widespread ore mineralization."

     The mineralization on the Betsy Baker Lode claim along the Ramshorn Properties, according to Tansley, Shafer, and Hart (1933, p. 45), is along bedding planes which strike N. 10' E and dip W 450. It is in a sheared calcareous zone. Another vein with an East-West strike, dipping south 700 on the north end of the claim was exposed in three cross-cut adits and was being worked by miners at the time of their report (1933).

     The principal shipping ores were reportedly auriferous pyrite with galena and silver minerals in quartz.

Paymaster Claims Group Site Specific Geology

     The host rock, in which the previously mined ore bodies located within the mineral property are found, is a paragneissis meaning a rock containing the minerals derived from igneous rocks formed from sedimentary formations that has been exposed to metamorphic actions. Through heat and the pressures of folding actions the rock crystals are arranged in a subparallel fashion. Rough foliation is evident in the rocks meaning minerals of a like kind tend to band together resembling bedding, but isn't. It is the result of shearing from folding pressures. The rock also tends to split along the parallel foliation structure.

     The regional geology map prepared by the Montana State Bureau of Mines shows a major fold axis cutting through the property (The Geel Claims) west of the Paymaster vein. The fold is either a syncline or an over turned anticline, oriented approximately northeasterly.

     Site specific geologic evaluations in part conform to the regional structural orientation. A line drawn between the Paymaster mine and the last excavation trench, which are approximately three miles apart, shows regional structure is a near perfect fit. The tip and the strike of the structure in both excavations conforms with the location of regional structural fold.

     Ores may be from a different origin than the ores that are found in the Paymaster mines which are principally gold ores. Although the same origin but changed mineralization could be explained by hypogene succession, zonal distribution or arrangement of ore minerals outward from the intrusive origin due to lower temperature deposition. Because of the short distance involved and the major change in both controlling structural features and ore content it is believed that the ore in the Silver Crown property came from a different source or a younger successive phase from the same source than the ores of the Paymaster mine. Understanding the origins and controlling structure influencing the deposition of the ores of these mines is very important. Our efforts will be to find extensions and additional ore bodies of these mines. The prior mining activity on the Paymaster Claims properties has just scratched the surface of the potential for major ore bodies. A correct prognosis of the location of additional ore should lead to some very profitable mines.

     Because of the predominance of quartz veins on and about the property and the amount of quartz associated with the ore mined to date it is strongly suggestive that the ore bodies are associated with a fissure vein system of igneous origin most likely extrusions from the Tobacco Root Batholith. The ores bodies in the Paymaster and the mines are very likely connected by the same dilation vein system. Each mine has ore bodies that have the same dip and strike and are in alignment on strike although three miles apart. The controlling depositional feature is the weak flotation planes created by the folding and metamorphism of the Cherry Creek sediments. The intersection of the metalliferous, quartz intrusive at depth with the weakened structural plane in the Cherry Creek sediments likely established the dilation vein system at this location. Because folding of the Cherry Creek sediments occurred prior to the extrusion of the metalliferous quartz from the Tobacco Root Batholith the current location of dilated ore bodies should have downward extension to the contact of the sediments with the igneous body. The Montana Bureau of Mines and Geology field mapping in this area estimated the Cherry Creek sediments to extend in excess of 4000 feet in depth. Other folded metamorphic sediments such as found at the Homestake Mine at Lead, South Dakota have been mined to depths exceeding 8000 feet. The eastward and westward extension of the current three mile long known mineralization structure is open.

     Let us consider a geologic premise advanced by Mr. Clyde Boyer, a Geologist who did extensive mapping in the area in 1982. Mr. Boyer believes additional structural features of folding will add to the probability of finding more extensive mineralization as mine development advances at depth. He reasons that tension cracks around the axis of the folded sediment and the increased shear between beds on the axis will create open areas and planes of greater weakness for mineralization fluids to have filled. Dr. Alan M. Bateman, Professor of Geology at Yale University in his text "The Formation of Mineral Deposits", 1951 described saddle reef deposits such as those at Bendgo, Australia that have yielded over $300,000,000 with gold at $35/oz. as being openings that formed on the axis of a fold much like a saddle. He illustrated by taking a stack of paper holding them tightly on the ends then folding the stack. Openings would form between sheets of paper at the crest of the fold. These three possibilities are advanced as to why the author expects to find substantially more ore nearer the fold axis which occurs at depth and to the West of the Paymaster mine.

     Earlier work in the Ramshorn district was accomplished by Tamsley, Shofu and Halt (1933) who complied a mining activities tabulation and placed them in perspective with existing geologic knowledge. Berger
(1967) developed detailed mineralogy and lithology descriptions as did Corda a few years later. Practor and Gwynn (1948) tabulated the assays along the mineralized zone of the Ramshorn.

Mine Development

Paymaster Mine Development

     The initial mine development method employed at the Paymaster Heir Portal will be Load-Haul-Dump trackless drifting on the Paymaster vein. Initial drift development is estimated to be 500 feet from portal. Based on projections of old near surface workings above the elevation of this portal two (2) mineralized ore shoots should be intercepted in the drift-on-vein. The first intercept will be the Paymaster Heir ore shoot and the second the Old Timer ore shoot. The second phase of development would be at the already opened Paymaster Portal.

     The Paymaster Heir portal drift will be driven in the hanging wall adjacent to and parallel to the Paymaster vein. The Paymaster vein will be on the east wall of the drift. Therefore, as the drift is driven through the ore shoot mineralized areas the ore in the wall will be mined through secondary slabbing to reduce dilution of ore grade.

     Stope development will progress after the drift has passed through an ore shoot delineating the width and thickness of mineralization. A raise will be driven on the hanging wall side of the vein through the near center of the ore shoot to break out either at surface or in the old workings. The ore in the vein exposed by the raise will be mined separately with each lift.

     Open stoping will be employed fanning out laterally from the raise both directions on vein from the raise to the width extent of the stope. Where the fan angle or the vein dip becomes too shallow for the ore to gravity feed, a slusher will be utilized to move the ore to the ore pass. The minimum mining width will be 3 ft.

     A crown pillar will be left above the haulage drift until all ore is mined out at further depth at this mine level. Then the crown pillars will be extracted as the miners retreat from the mine leaving no ore above this level.

     Ventilation is required to remove LHD exhaust, blasting fumes, and dust. Until a natural air circulation circuit is developed by a raise break through to surface, vent tubing will be necessary for both drifting and raise development. Fresh air requirements will be met both during development and in production phases of mining by a fan located outside the portal.

     Mine water will be collected in the haulage drift and channeled via ditch to the portal. The haulage drift will be driven up-grade from the portal. All waters from the mine will be held in a sediment tank long enough for all sediments to settle out. All mine water will be reticulated.

     Because of the shallow dip of the seam, 40"-600, jackleg drilling will be employed in all development and mining areas including drifts, raises, and stopes. All blasting will be with electric cap, booster, and ANFO. No stick powder will be used.

     Hanging Wall rock is relatively soft yet structurally competent. A 1 7/8 inch drill hole 6 ft. deep has been drilled on a regular basis in 2 minutes. A 13 hole drift round for a 5 x 7 face has been drilled in 30 minutes. A six foot round will pull five feet in a blast. Within 500 ft of the portal a 1/2 yard bucket LHD can remove a drift round in three hours or less. Therefore, two drift rounds can be drilled, shot and removed in a single shift. Thus, ten feet of advance is projected per shift.

     Raise sets are five (5) feet but support construction will limit the raise advance to a single round per shift. Rounds will be drilled with two (2) ft. hole centers in the hanging wall rock, which, due to its broken soft in-place nature, will pull with the hanging wall blast. The raise manway will be a minimum face dimension of 4 x 4 ft. and will extend to above workings.

     Thin vein stope mining, difficult but achievable, will be employed. Drilling in the soft, broken vein material will be slow but few drill holes per 6' x 12' x 2' round blast will be needed. Two stope miners will produce only 22 tons per shift which includes: pulling ore from prior work day's blast, cleaning a working face, drilling and loading, and blasting. While one man in the crew is pulling ore the other can be transporting the ore to an ore pass or out of the mine to a loading bin. When the open stope is clean of broken rock each miner will work his stope face constructing his working support and protection above his working place. He will drill his face, but both miners will work together to load and prepare for blasting at both stope faces. No wall rock will be pulled intentionally unless the vein narrows to less than two (2) feet in thickness. Methods to prevent dilution of ore will be aggressively employed at the expense of increased production.

     Mine planning for development and production will be near term and long term goal oriented. The Paymaster vein at current development status was the least cost to develop to initiate production in known ore shoot areas (projected from above workings to the Paymaster Heir mine level). Beyond the Paymaster Heir and Old Timer shoots a drift to intercept the next known ore shoot, the Paymaster, on the Paymaster Heir portal level is 1,000 ft. To initiate early production at the least time and cost for development the development equipment utilized on the lower level will be moved to the Paymaster portal approximately 400' vertically above and 2,000' north on the same Paymaster seam.

     The Paymaster ore shoot that was projected by Dr. Cohenoer near the end of the Paymaster adit will be developed in the aforementioned manner as will the Old Timers drift-on-vein as mining progresses.

Diatomite Property

     In August 1999, the Company entered into an agreement with American Diatomite, L.L.C., an Idaho limited liability company ("American") wherein the Company acquired a 50% interest in and to one property consisting of 42 unpatented mining claims located in Gooding County, Idaho which contain diatomite. The foregoing contract was cancelled, and a new contracted was executed between the parties dated May 10, 2000.

     Diatomite is a sedimentary rock composed of the microscopic skeletons or frustules of single-celled, mainly planktonic aquatic plants (diatoms). A cubic inch of relatively pure diatomite can contain over 40 million frustules. The frustules which consist of opaline hydrous silica are complexly perforated and exhibit ribs, spines and bristles. Some species exhibiting bilateral symmetry resemble boats, feathers, ladders, and needles whereas other species with radial symmetry resemble wheels, discs, and golf balls. The combined area of holes in the frustules ranges from 10 to 30% of the total area. Diatomaceous rocks may consist almost exclusively of diatoms or the diatoms may be mixed with varying amounts of clay, silt, volcanic ash or other impurities (Bates 1969; Durham, 1973)

     When pure, diatomite is light-colored, soft, very porous and extremely light-weight. Generally, diatomite is white or nearly white and has an apparent hardness of 1.5 although the opaline silica comprising the diatom skeletons has a hardness ranging from 4 to 6. Porosity may be 75% or more and diatomite powder can absorb 1 1/2 to 3 times its weight of water. Dry blocks of crude diatomite have an apparent density ranging from 20 to 40 pounds per cubic foot and diatomite powder packs so loosely that the apparent density is as low as 10 pounds per cubic foot (Durham, 1973; Bates, (1969).

     Diatomite possess a number of characteristics which are utilized in many industrial applications. It is insoluble in most chemical reagents (inert), moderately refractory with a softening point of 1400 degrees to 1600 degrees Centigrade, and an abrasive due to the thin-walled cellular structure which collapses under pressure. Diatomite also has a low thermal conductivity and an enormous specific area. Less than half-pound of diatomite has a surface area 45,000 feet (about equal to the area of a football field).

Uses

     Powdered diatomite is used as a filter aid, filler, heat insulator, abrasive, and absorbent. The major use of diatomite powders produced in the U.S. is as filter aids which account for about 67% of U.S. production. The second largest use of diatomite powders, accounting for about 20% of U.S. production, is for fillers. Most of the filler market for diatomite is as a functional filler in which diatomite imparts, a desired effect to the product rather than as a mineral filler in which diatomite simply replaces a more expensive component in the formulation of the product. The Company is working to develop a natural insect killer, and a bulk product crushed to 3/4 inch minus for use in agriculture and other industries. Other uses account for the remaining 13% of U.S. diatomite production (Pettifer 1982; Kadey, 1975).

Geology

     Both fresh-water and marine diatoms exist. Marine diatoms first appear in a Mesozoic rocks but did not become numerous until the Late Cretaceous (Durham, 1973; Pettifer, 1982). The lack of older diatomaceous rocks may in part be due to the conversion of the opaline silica in diatoms skeletons to other forms of silica (Ernst and Calvert, 1969). Most of the known thick accumulations of marine diatomite are middle Tertiary or younger. Non-marine diatoms first occur in late Eocene rocks, but most non-marine diatomites are late Tertiary or Quaternary (Durham, 1973). Some 12,000 to 16,000 species of diatoms have been recognized. They provide food for other aquatic organisms and control the geochemical balance of silica in ocean and lake waters (Kadey, 1975).

     The main environmental conditions necessary for diatom development are: (1) large, shallow (less than 120 feet deep) basins, (2) an abundant supply of soluble silica, (3) an abundant supply of nutrients, and (4) the absence Of growth-inhibiting soluble salts in the water (Kadey, 1975). In shallow lakes, sunlight penetration is sufficient for both floating and bottom- dwelling diatoms to proliferate. Evidence exists that the accumulation of thick marine diatomite is aided when the rate of deposition and the rate of downwarping in the basin are in equilibrium and a fairly shallow water environment is maintained allowing proliferation of bottom-dwelling diatoms. A worldwide correlation exists between the occurrence of thick diatomite accumulations and nearby contemporaneous deposits of volcanic ash; therefore, it appears that the higher than normal silica concentrations in water, a prerequesite for diatomite development, are largely supplied by volcanism. Generally, sea water and most lake waters do not contain soluble salts which inhibit diatom growth except in cases where the rate of evaporation exceeds the rate of inflow during long period of the year.

     In addition to an environment favorable for diatom growth, formation of commercial diatomite deposits requires that the supply of commercial diatomite deposits requires the that the supply of clastic sediments is minimal for a considerable period of time. The presence of a significant amount of clastic sediment renders a diatomite commercially useless (Kadey, 1975).

     Durham (1973) classifies economic diatomite deposits into three categories: (1) marine rocks which accumulated near continental margins,
(2) non-marine rocks that were deposited in lakes or marshes, and (3) sediments in modern lakes, marshes, and bogs. The large Miocene-Pliocene marine diatomite deposits near Lompoc, California are typical of the first category. Diatcmaceous sediments commonly found in Tertiary and Quaternary lake basins in Oregon, Washington, Idaho, Nevada and Eastern California are representative of the second group of diatomite deposits. At present, there are no producing deposits in the third category, but bog and lake bottom deposits near Pensacola and in central Florida have received exploratory attention in the past (Kadey, 1975).

Production

     World diatomite production in 1987 was over 1.5 million short tons. The United States, the largest producing country, accounted for 40% of world production. Combined diatomite production from the U.S.S.R. and Romania accounts for about 18% of world production. Other major producing countries are Japan (314,0OO short, tons) and France (239,000 short tons). Brazil probably is also an important producer, but accurate production statistics are not available (Pettifer, 1982).

     Mining                   10%
     Processing               60%
     Packing and Shipping     30%

     The two most significant cost factors are energy and transportation. Crude diatomite contains 20 to 40 percent moisture which must be removed by drying. Additional energy is used to produce calcined diatomites which are required for some uses (Coombs, 1983). Freight charges are high because of the low bulk density of processed diatomite (Kadey, 1975).

     Due to the high moisture content of crude diatomite and processing losses, it is desirable to locate the mill as close as possible to the mine (Kadey, 1975). Most U.S. processing plants are within 20 miles or less of the mine.

     Diatomites which can be used as filter aids command the highest market prices. The economic viability of a potential diatomite deposit is severely impacted if the crude ore cannot be processed into a single, if not a range, of filter aid products (Kadey, 1975).

Processing and Grading

     The large number of uses for diatomite powders require dozens of different grades which are produced by a variety of techniques including: (1) utilizing crude material from different beds or quarries in variable proportions, (2) crushing and size classification, (3) calcination or heating Of the powder to incipient fusion either with or without a flux (usually soda ash) to adjust the particle size distribution, (4) additional mining and classification, and (5) blending of two or more grades. The physical and chemical characteristics of each grade of diatomite powder are kept within very close tolerances.

     The successful marketing of diatomite powders is largely dependant upon the ability of the producer to furnish reliable technical advice and service to the consumer. Grades are often custom formulated to solve a specific production problem for the consumer; therefore, many processed grades exist which are designed for numerous uses. The main attributes of a particular diatomite depend on the type, size, species, structure, and shape of the diatoms themselves, and care is taken during milling and processing to preserve the original structure and shape of the skeletons. In the following paragraphs desirable characteristics of different grades of diatomite, including examples of specifications, are discussed for the major use categories in order to provide the reader with an idea of the general requirements a commercially useful diatomite must meet.

     Grades produced for filtration are numerous with one company alone producing 12 different products for use as filter aids (Benton, 1983). Principal characteristics affecting the use of a particular diatomite as a filter aid include diatom skeletal constitution and structure, density, and soluble impurities. The space between diatom particles as well as the arrangement of interstices and chambers within the skeleton determine the effectiveness of the diatomite in trapping impurities.
As filtration aids, diatomites composed of a multi-species assemblage seem to provide the best flow rate to clarity relationship, however single species diatomites sometimes possess merits for certain applications requiring a fast flow rate. Generally, filter aid diatomites must have a low density and low concentration of soluble impurities, particularly those used in food processing.

     Diatomite grades produced for filler applications include 11 natural, 6 calcined, and 17 flux calcined products (Benton, 1983). The principal characteristics affecting the use of a particular diatomite as a filler include diatom structure, particle size, brightness, pH, refractive index, and chemical stability. Many of these factors are determined by the nature of the source diatomite and can be controlled by mixing diatomites from several sources. Other factors such as particle size are controlled by milling and processing.

     Diatomite is useful as a mild abrasive since the hardness of a diatom is sufficient to abrade metal surfaces. In addition, the small particle size coupled with the friability of the delicate skeleton result in a polishing rather than a scratching affect. Natural milled diatomite is incorporated into silver polishes whereas flux-calcined diatomite powders are used in automobile polishes. Flux calcination increases the particle size which produces the more abrasive effect required in automobile polishes.

     Other applications of diatomite usually are based on a key property in combination with several other properties. For example, the large surface area and low bulking value of diatomite powders give them an ability to absorb up to 3 times their weight in water; thus, they make ideal industrial absorbents and liquid carriers. The large surface area of a high quality diatomite powder coupled with its exceptionally high silica content (up to 94% make it a particularly reactive source of silica for the manufacture of lime-silicate insulations and calcium-silicate powders. Due to the high silica content, diatomite powders are inert to most chemical reactions and have a high softening point (about 2,600 degrees Fahrenheit), two properties which are responsible for the use of diatomite powders as catalyst carriers and in insulation. The latter two properties coupled with diatom structure and high absorption capabilities of high quality diatomite powders make them useful as a support in chromatographic reactions.

Specifications and Testing

     A number of standard tests are used to measure the ability of a specific grade of diatomite powder to perform certain functions. Filter aids must produce a specified degree of clarity at a reasonable flow rate, possess a specified wet density, and contain a specified particle size distribution. Filter aids used in food processing must also meet pH and resistivity requirements as well as specified trace element limits using Food Codex analytical methods. Specifications on for fillers may include precise particle size limits, brightness as reflected in a TAPP or General Electric brightness test, fineness based on a Hegman reading, and abrasion as measured by the Valley Iron Method. A number of other specifications and tests for diatomite products are agreed upon between the producer and consumer; therefore, they are proprietary.

The Clove Creek Diomaties

Location and Development

     The Clover Creek diatomites are located in Township 3 South and Township 4 South., Ranges 13 and 14 East, in Gooding County, south-central Idaho. The area is about 80 miles east-southeast of Boise. The diatomites crop out along the southern and southwestern boundaries of the Gooding and City of Rocks WSAs located in the Mt. Bennett Hills. The diatomites are in the Bennett Hills Resource Area of the Shoshone Bureau of Land Management district.

     The area underlain by the diatomites is accessible from the towns of Bliss, approximately 15 miles south-southwest by road, and Gooding, about 16 miles south-southeast by road. In both cases most of the distance is over unimproved roads. The Union Pacific railroad passes through both Bliss and Gooding. Interstate Highway 84 is accessible at Bliss.

     The potential for the development of geothermal energy in the vicinity of the Clover Creek area is good. Thermal wells and springs are common along the margins of the Mt. Bennett Hills. High heat flows and geothermal gradients are also present in the region. The southern margins of the Gooding and City of Rocks WSAs have definite potential for the development of low to moderate temperature geothermal resources and may have potential for the development of high temperature geothermal (Ferrette et al. 1983).

Regional Geological Setting

     The Clover Creek area is underlain by the Idavada Volcanics and the Banbury Basalt. In nearby areas the Idavada Volcanics unconformably overlie the Challis Volcanics and the plutonic rocks of the Idaho batholith. The Idavada Group consists of about 1,500 feet of dacitic, latitic and rhyolitic ignimbrite, basalt and arkosic gravel. The Idavada is divided into six lenticular formations: (1) the Gwin Spring Formation, (2) the Hash Spring Formation, (3) the Fir Grove Tuff, (4) the McHan Basalt, (5) the City of Rocks Tuff, and (6) the Burnt Willow Basalt. Paleontologic and stratigraphic evidence indicate that the Idavada Volcanics are early Pliocene in age. The Idavada Volcanics were deposited in the latter stages of silicic caldera volcanism which characterized early development of the Snake River Plain. Thereafter, basaltic veicanism became dominant beginning in the middle Pliocene with deposition of the overlying Banbury Basalt.

     The Banbury Basalt is the youngest member of the Idaho Group which unconformably overlies the Idavada Volcanics. The Banbury consists of a sequence of lava flows locally interbedded with stream and lake sediments. The unit ranges from 630 to 1,000 feet in thickness and is middle Pliocene in age. The flows are composed of olivine basalt and less porphyritic, plagioclase-olivine. Individual flows have a columnar and vesicular texture and are 15 to 50 feet thick. Stream and lake sediments were deposited during periods between volcanic episodes. Stream sediments largely consist of brown sand and pebble gravel in lenticular channel deposits whereas lake sediments principally consist of silt, clay and diatomite. The diatomites in the Clover Creek area are within lake sediments the Banbury Basalt.

     Structurally, the Clover Creek area is on the northern edge of the Snake River Plain in an area where the Cenozoic volcanic rocks overlap the Idaho batholith. The area is a complexly-faulted, southeasterly dipping horst bounded by the Camas Prairie graben on the north and the Snake River Plain downwarp to the south. Gravity data and regional geologic studies indicate an east-west trending zone of high angle faulting. To the north, extensive normal block (basin-and-range) faulting began about 17 million years ago and ceased about two million years ago. South of the Clover Creak area subsidence of the Snake River

Plain began about 15 million years ago. The predominant structural features in the Clover Creek region are steeply dipping, dip-slip, normal faults. These fall into two roughly conjugate sets trending N40-70W and N70-90W. The faults dip steeply 75 degrees to 90 degrees. The northwest trending faults have the greater displacement. The normal faulting was active throughout Cenozoic time and greatly influenced the distribution of the volcanic units.

Diatomite Occurrences and Sampling

In the Clover Creek area, diatomaceous lacustrine sedimentary rocks are discontinuously interbedded with basalts. The sedimentary rocks crop out along the valley slopes within a 10 square mile area in Ts.3 and 4S., R.s.13 and 14E. The lake sediments range from 0 to 400 feet in thickness. Thin beds or lenses, up to 3 feet thick, of clay and volcanic ash are interbedded with the diatomites. The diatomites also locally contain variable amounts of intermixed clay, volcanic ash and carbonates.

     In order to assess the potential commercial utility of the Clover Creek diatomites, 37 samples were collected for preliminary testing. Whenever possible the samples were taken from channels cut into diatomite outcrops, but due to the lack of good outcrops fifteen samples were from more highly weathered material. Thirty-two of the diatomite samples were sent to Johns-Mansville Research and Development Center in Denver, Colorado for the following tests:

     1. Microscopic Examination. Evaluation of a representative. dried sample using a high magnification microscope shows identifiable diatom structure. The variety and type of species (or genus) of diatoms are noted and compared with examples in standard reference books. The presence and approximate percentage of contaminating materials are also noted.

     2. Ignition Test. A representative piece of the crude diatomite is evaluated for visual color and block consolidation. The moisture content, consisting of water and trace amounts of organic is obtained by measuring the difference in the weight of the original sample and its weight after drying at 110 degrees Centigrade (dry basis). The dried sample is then heated to 1000 degrees Centigrade and again weighed. The resulting weight loss from a dry basis represents the ignition loss. The color and consolidation of the ignited sample is also noted.

Discussion of Test Results

     The 32 samples of crude diatomite submitted for testing were of variable quality. All of the samples had good colors and consisted of a mixture of fresh water diatoms, primarily actinoptychus, melosira, epithemia, and novicula.

     Eleven of the diatomite samples exhibited good qualities based on the preliminary tests. Five of these samples are from a dozer cut in the valley side in the southeast quarter of Sec. 34, T3S, R13E and four samples are from the Chalk Mine (northwest quarter of Sec. 12, T4S, R13E, Figs. 3 and 5), another dozer cut into the valley side. All nine samples consist of channel samples cut in relatively unweathered diatomite. The other two good samples were taken in the central portion of Sec. 2, T4S, R13E. Both of these samples are from moderately weathered diatomite outcrops.

     The diatomite samples which exhibited good quality were collected from three different areas approximately equally spaced over a distance of more than two miles along the southwestern facing slopes of Clover Creek valley. The spacing between the three sample areas suggests that good quality diatomites may be continuous over fairly large areas and not restricted to local, isolated occurrences.

     Most of the 21 lower quality diatomite samples were contaminated by higher than normal levels of carbonates, clay, or iron. The areas from which these samples were collected require further sampling to evaluate the commercial quality of the diatomites, due to two factors:

1. Some of the contamination may be restricted in extent. For example, certain samples, were from an outcrop of diatomite which contained a small recemented fragmental breccia; thus, the carbonate contamination may be limited to the brecciated diatomite.

2. Some of the samples, were from highly weathered exposures which probably represent Zone C in the soil profile rather than true outcrop.

3. Two samples show a low diatom content, were collected from colluvium. Consequently, their low quality is not surprising.

     It is encouraging that all samples from the less-weathered diatomite exposures with the exception of five samples contained good quality diatomite. As discussed above, the contamination in three samples may be very local in extent.

Markets

     Most of the domestic markets for diatomite are in the eastern United States, but several nearby Idaho food processors use diatomite filter aids. Known consumers of diatomite located in nearby areas in Idaho are the Amalgamated Sugar Company and the Payette Cider Company.

     The Amalgamated Sugar Company has sugar beet refining plants at Nampa, Paul and Twin Falls. The company uses-several grades of diatomite filter aids in a multi-stage filtering process to produce a sanitary, bacteria-free sugar beet syrup. The three plants use a total of about 1,200 tons of diatomite annually. Amalgamated buys much of its diatomite from Eagle-Picher Industries at Lovelock, Nevada at a cost of $200 per short ton including freight.

     The Payette Cider Company at Fruitland uses three grades of diatomite filter aids in a three-stage filtering process for apple cider. Payette Cider was not able to provide annual diatomite consumption figures. The company obtains the diatomite from Eagle-Picher in Lovelock at an average price of $200 per short ton including freight.

RISK FACTORS

     1. Exploration Stage Mining Company with No Current History of Operations. While the Company was organized in 1957, it has no significant operations in a number of years. As such, the Company is considered to be in its exploration stage and subject to all the risks inherent in a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, and the competitive and regulatory environment in which the Company will operate. See "Business."

     2. No Commercially Mineable Ore Body. No commercially mineable ore body has been delineated on the properties, nor have any reserves been identified. See "Business."

     3. Risks Inherent in the Mining Industry. The Company is subject to all of the risks inherent in the mining industry including, without limitation, the following: competition from a large number of companies, many of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties; the concession holder must pay fees and perform labor on the concessions to maintain the concessions title; exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mineable deposits of ore; operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls; a large number of factors beyond the control of the Company, including fluctuations in metal prices, inflation, and other economic conditions, will affect the economic feasibility of mining; mining activities are subject to substantial operating hazards some of which are not insurable or may not be insured due to economic considerations; and, the availability of water, which is essential to milling operations.

     4. Nature of the Industry. Exploration, development and mining of mineral properties is highly speculative and involves unique and greater risks than are generally associated with other businesses. The Company's operations will be subject to all the operating hazards and risks normally incident to the exploration, development and mining of mineral properties, including risks enumerated above and below.

     5. Fluctuating Price for Metals. The Company's operations will be greatly influenced by the prices of silver, copper, lead, zinc and other metals. These prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations for inflation, the strength of the United States dollar, global and regional demand and political and economic conditions and production costs in major metal producing regions of the world.

     6. Mining Claims. The Company holds mining claims which require work and financial expenditures to retain their validity. See
"Business."

     7. Environmental Controls. Compliance with statutory environmental quality requirements may necessitate significant capital outlays, may materially affect the earning power of the Company, or may cause material changes in the Company's intended activities. No assurance can be given that environmental standards imposed by either federal or state governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company.

     8. Governmental Regulation and Environmental Controls. The Company's activities are subject to federal regulations controlling not only the exploration for and development of mineral properties, but also the possible effect of such activities upon the environment. In its mining operations, the Company will use certain equipment which will subject the Company to safety and health regulations. While the Company intends to act in compliance with all such regulations, any adverse ruling under any regulations, any imposition of a fine, or any imposition of more stringent regulations could require the Company to make additional capital expenditures that could impair its operations.

     9. Availability of Water Shortages of Supplies and Materials. Water is essential in all phases of the exploration and development of mineral properties. It is used in such processes as exploration, drilling, leaching, placer mining, dredging, testing, and hydraulic mining. Any water that may be found will be subject to acquisition pursuant to appropriate governing laws. The Company has definitely not determined the availability of water, except to note that adequate water supplies are generally developed by drilling, but has not determined the cost of acquisition. Both the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete. The mineral industry has experienced from time to time shortages of certain supplies and materials necessary in the exploration for and evaluation of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. There is a possibility that planned operations may be subject to delays due to such shortages and that further price escalations will increase the costs of the Company.

     10. Uninsured Risks. The Company may not be insured against all losses or liabilities which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.

     11. Need for Subsequent Funding. The Company has an immediate need for additional funds in order to finance its proposed business operations. The Company's continued operations therefore will depend upon the availability of cash flow, if any, from its operations or its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

     12. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Directors who will exercise control over the day to day affairs of the Company. See "Business" and "Management."

     13. Issuance of Additional Shares. Approximately 77,822,684 shares of Common Stock or 77.82% of the 100,000,000 authorized shares of Common Stock of the Company will remain unissued even if all shares offered hereby are sold. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company following the offering, from its authorized but unissued shares, would have the effect of further diluting the interest of investors in this offering. See "Description of Securities - Shares Eligible for Future Sale."

     14. Non-Arms's Length Transaction. The number of shares of Common Stock issued to present shareholders of the Company for cash was arbitrarily determined and may not be considered the product of arm's length transactions. See "Principal Shareholders."

     15. Competition. The Company believes that it will have competitors and potential competitors, many of whom may have considerably greater financial and other resources than the Company.

     16. No Public Market for Securities. At present, the Company's common stock is not traded on any medium. Previously, the Company's common stock traded over-the-counter in the Pink Sheets. However, due to inactivity, the Company's common stock is no longer traded in the Pink Sheets. There is no assurance that the Company's common stock will ever trade in any medium in the future.

     17. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. The shareholders purchasing in this offering may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See "Description of the Securities."

     18. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common Stock should refrain from the purchase of the securities being offered hereby. See "Dividend Policy."


ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company does not own any real or personal property other than its mining claims.

     The Company's corporate offices are located at 656 Cedar Street, Ponderay, Idaho 83852 and its telephone number is (208) 263-3834.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the shareholders during the fourth quarter which ended June 30, 2000.

                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

     No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

     Pennaluna Securities, however, has filed a Form 211 with the National Association of Securities Dealers, Inc. (the "NASD") requesting that the Company's common stock be listed on the Bulletin Board operated by the NASD. As of the date hereof, the NASD has not listed the Company's shares for trading.

     We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 22,187,316 shares of common stock outstanding as of June 30, 2000 10,988,122 shares are restricted and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein. Our officers and directors do not have to comply with said one year holding period because the shares issued to them were sold pursuant to Reg. 504 of the Act.

     At June 30, 2000, there were approximately 5,000 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

     Our shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

     The Company is a mining company engaged in exploration and development activities. The Company is pursuing opportunities within the mining industry as well as other industries. The Company filed Form 10-SB General Form for Registration of Securities with the Security and Exchange Commission on March 22, 2000. The Company's registration became effective on April 26, 2000. Pennaluna and Company has made formal application with NASD (National Association of Security Dealers) to list Iron Mask Mining Company's stock on the electronic bulletin board. Public trading will begin when and if the application is approved. The Company expects its shares will be listed on the bulletin board exchange before calendar year end. The Company's fiscal year end is June 30th.

OVERVIEW

     The Company was formed on May 16, 1957 and engaged in mining activities from 1957 to 1991. From 1991 to February 1999 the Company was inactive. On March 5, 1999, the Company acquired 100% of the stock of Yellow Pine Resources, Inc., in exchange for 6,000,000 shares of the Company's common stock. On May 10th, 2000, the Company entered into an agreement with American Diatomite, L.L.C., to develop, mine and retain profits from 42 unpatented mining claims in exchange for 6,200,000 shares of iron Mask Mining Company common stock. The Company has a five-year option to purchase the 42 mining claims for $3,000,000 from American Diatomite, L.L.C.

     Revenues

     The Company's total income for the year ended June 30, 2000 resulted mainly from the sale of land originally acquired in 1957. The Company recorded a loss on the sale of land although the sale generated a cash flow of $57,829. The loss on the sale of land was $29,551. Other sources of income were $111 of interest income and miscellaneous income of $296. Revenue in total decreased from the previous year's period from $30 to $(29,144).

     Expenses

     Total expenses for the year ended June 30, 2000 and June 30, 1999 were $59,882 and $6,828 respectively. In each year significant costs were related to the registration and filing requirements of the Company's common stock. Professional fees were $22,255 and $5,000 respectively and were related to the costs of registering the Company's stock and SEC filings. Interest expense on short-term loans was $3,915 and $60 respectively and all interest was paid or forgiven when the land sale occurred. Taxes and license costs were $642 and $149 for each period. Office supplies for the year ended June 30, 2000 increased to $2,070 from zero for the year ended June 30, 1999. Right to mine expense was $31,000 and zero respectively. This expense was incurred by issuing 6,200,000 shares of Iron Mask Mining Company stock to American Diatomite, L.L.C., in exchange for mining rights. Other costs were zero and $1,679 respectively.

FINANCIAL CONDITION

     Liquidity

     Cash increased $3,273 during the year. Proceeds from the land sale allowed the Company to also pay off current liabilities in the amount of $29,774. Prepaid insurance remained constant at $750.

     Capital Requirements

The Company's stock registration, listing, and subsequent offering will allow the Company to raise the capital needed to pursue its long-term goals of developing its gold and diatomite mining operation and other opportunities identified by management

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Independent Auditor's Report


Board of Directors
Iron Mask Mining Company
PO Box 1713
Sandpoint, Idaho 83864


We have audited the accompanying Balance Sheet of Iron Mask Mining Company as of June 30, 2000 and 1999, and the related Statements of Income and Accumulated Deficit and Statement of Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Mask Mining Company as of June 30, 2000 and 1999, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Scott Beggs & Company, Inc


Scott Beggs & Company, Inc
Kellogg, Idaho 83837

September 12, 2000

                      Iron Mask Mining Company
                   A Development Stage Corporation
                            Balance Sheet
                       June 30, 2000 and 1999

                                             2000         1999
Assets
 Current Assets
 Cash in Bank                                3,346            73
 Prepaid Insurance                             750           750
                                        ----------     ---------
     Total Current Assets                    4,096           823
                                        ----------     ---------
Property and Equipment
 Land                                                     87,380
 Buildings                                                 1,032
 Equipment                                                46,176
 Accumulated Depreciation                      -         (47,208)
                                        ----------     ---------
Net Property and Equipment                     -          87,380
Total Assets                                 4,096        88,203
                                        ==========     =========
Liabilities and Equity
 Current Liabilities
 Accounts Payable                              350         1,419
 Interest Payable                            3,343
 Notes Payable - Due within One Year                      28,355
                                        ----------     ---------
Total Current Liabilities                    3,693        29,774

Long Term Liabilities
 Notes Payable - Due in more than One Year     -             -
                                        ----------     ---------
Total Long Term Liabilties                     -             -

Total Liabilities                            3,693        29,774

Equity
 Common Stock, par value $ .005, authorized
  100,000,000 shares, issured and
  outstanding 22,187,316                   830,366       799,366
 Additional Paid in Capital                215,936       215,936
 Deficit accumulated during Development
  Stage                                 (1,045,899)     (956,873)
                                        ----------     ---------
Total Equity                                   403        58,429

Total Liabilities and Equity                 4,096        88,203
                                        ==========     =========




See accompanying accountant's report and notes, which are an integral part of these financial statements.
                                 F-2

                         Iron Mask Mining Company
                    A Development Stage Corporation
               Statement of Income and Accumulated Deficit
               For the Years Ended - June 30, 2000 and 1999
                           Year Ended  Cumulative  Year Ended  Cumulative
                            06/30/00     Total      06/30/99     Total
Income
 Interest Income                 111      83,905           5       83,794
 Logging Receipts                         15,470                   15,470
 Ore Sales                                14,776                   14,776
 Misc Income                     296       7,624          25        7,328
 Lease Income                              1,400                    1,400
 Gain (Loss) on Sale
  of Property                (29,551)    (29,551)                       0
 Workman's Comp Dividend                     375                      375
                         -----------   ---------  ----------   ----------
Total Income                 (29,144)     93,999          30      123,143
Expenses
 Wages and Salaries                      248,648                  248,648
 Professional Fees            22,255     105,397       5,000       83,142
 Tunnel Contract                          73,850                   73,850
 Materials and Supplies                   54,777                   54,777
 Payroll Taxes and Insurance              49,822         400       49,822
 Depreciation                             47,208                   47,208
 Gas and Oil                              35,057                   35,057
 Office Supplies               2,070      28,586                   26,516
 Exploration                              25,183                   25,183
 Interest and Bank Fees        3,915      23,070          60       19,155
 Equipment Rent                           17,746                   17,746
 Leases                                   14,645                   14,645
 Promotions                               11,525                   11,525
 Equipment Repair                          7,664                    7,664
 Taxes and Licenses              642       7,843         149        7,201
 Road                                      6,012                    6,012
 Filing Fees                               4,346                    4,346
 Other                                     4,333       1,219        4,333
 Assays                                    1,032                    1,032
 Fire and Safety                             237                      237
 Documentary Stamps                          119                      119
 Right to Mine                31,000      31,000                        0
 Rounding                                      2                        2
                         -----------   ---------  ----------   ----------
Total Expenses                59,882     798,102       6,828      738,220
Net Loss                     (89,026)   (704,103)     (6,798)    (615,077)
Extra Ordinary Transactions -
 Acquistions and Related Party
- See Notes 3 and 7                     (341,796)                (341,796)
Accumulated Deficit -
 Start of Year              (956,873)          0    (608,279)           0
                         -----------   ---------  ----------   ----------
Accumulated Deficit -
 End of Year              (1,045,899) (1,045,899)   (615,077)    (956,873)
See accompanying accountant's report and notes, which are integral parts of these financial statements

                        Iron Mask Mining Company
                     A Development Stage Corporation
                         Statement of Cash Flows
              For the Years Ended - June 30, 2000 and 1999

                            Year Ended  Cumulative  Year Ended  Cumulative
                             06/30/00      Total     06/30/99      Total
Cash Flow from Operating
Activities
 Net Loss                      (59,475)   (674,551)    (6,798)   (615,076)
 Adjustments to Reconcile to
 Net Cash
  Depreciation Expense                      47,208                 47,208
  Loss on Sale of Land                         452                    452
 Changes in Operating Assets
  (Increase) Decrease in
   Prepaid Insurance                          (750)                  (750)
  Increase (Decrease) in
   Payble Accounts               2,274       3,693      1,419       1,419
                            ----------    --------   --------  ----------
Net Cash (Used) Provided by
Operating Activities           (57,201)   (623,948)    (5,379)   (566,747)

Cash Flow from Investing Activities
 Sale of Land                   57,829      73,397                 15,568
 Purchase of Property                     (150,609)              (150,609)
                            ----------    --------   --------  ----------
Net Cash (Used) Provided
 by Investing Activities        57,829     (77,212)         0    (135,041)

Cash Flow from Financing Activities
 Common Stock Proceeds          31,000     704,506                673,506
 Loan Proceeds                   5,000       33,355     5,000      28,355
 Loan Repayments               (33,355)     (33,355)        0           0
                            ----------    ---------   -------  ----------
Net Cash (Used) Provided by
 Financing Activities            2,645      704,506     5,000     701,861

Net Increase (Decrease) in Cash  3,273        3,346      (379)         73

Cash - Start of Year                73            0       452           0
                            ----------    ---------   -------  ----------
Cash - End of Year               3,346        3,346        73          73
                            ==========    =========   =======  ==========







See accompanying accountant's report and notes, which are integral parts of these financial statements

                      Iron Mask Mining Company
                    A Development Stage Company

                 Notes to the Financial Statements
                           June 30, 2000

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

     Notes Payable   The Company had various notes payable to
     individuals. These notes were secured by a lien on the Company's real property. On January 21, 1998 the following loans were provided to the Company; 1) Gerald Sarff $ 3,000; 2) Robert Evans $ 15,355; 3) Charles McNearney $ 2,500; and 4) Walter Ripley $ 2,500. These loans total $ 23, 355 and the interest rate is 7%. On April 1, 1999 a loan with Montana Land Investments LLC in the amount of $ 5,000, the interest rate is 12%. There have interest payments made on these loans. During the year ended June 30, 2000, the Company was able to pay off these loans using cash proceeds from the sale of real estate. The interest accumulated on these notes is still recorded as a Company payable.

     Income Taxes   The Company files its corporate income tax
     returns as a development stage company. Accordingly, all income and expense items are being capitalized as development costs.

                      Iron Mask Mining Company
                    A Development Stage Company

                 Notes to the Financial Statements
                           June 30, 2000

NOTE 2:   CUMULATIVE DATA

     Cumulative data has been recorded on the Statement of Income and Accumulated Deficit and the Statement of Cash Flows. The cumulative data is from May 1, 1957, the date of organization, to June 30, 2000. Also included in Deficit accumulated is the amount incurred by Yellow Pine Resources Inc. See Notes 3 and 4 for more information.

NOTE 3: ACQUISITION AGREEMENT YELLOW PINE RESOURCES INC

     The Company entered an agreement with Yellow Pine Resources Inc to acquire all of the outstanding shares of Yellow Pine Resources Inc in a stock for stock exchange. After concluding the transaction, Iron Mask Mining Company owns 100% of the
     outstanding stock of Yellow Pine Resources Inc.    Iron Mask
     Mining Company issued 6,000,000 shares to the shareholders of record of Yellow Pine Resources Inc. Iron Mask received $ 341,796 of capitalized development costs and the applicable mining leases and other assets of Yellow Pine Resources. $ 300,000 has been included as Common stock and $ 41,796 as additional paid in capital.

     This transaction was recorded as a pooling of interest for business combinations. During the period for the year ended
     June 30, 1999, Yellow Pine Resources Inc had no significant business activity.

NOTE 4: CONSOLIDATION INFORMATION

     Included in the deficit accumulated during development stage activities is $ 341,796 incurred by Iron Mask Mining Company's wholly owned subsidiary Yellow Pine Resources Inc. See Note 3 for more information concerning the acquisition of Yellow Pine Resources Inc.

NOTE 5: LEASES

     The State lease was for 10 years from 1988, payable annually at $ 1 per acre. This lease has expired and was not renewed.

                      Iron Mask Mining Company
                    A Development Stage Company

                 Notes to the Financial Statements
                           June 30, 2000

NOTE 6: LAND SALE

     During the year ended June 30, 2000, the company sold some land. This land was acquired in approximately 1957 and the recorded book basis was $ 132,588 for land, buildings, and equipment.
     The buildings and equipment had been fully depreciated over their useful lives, and were either included in the sale or had been discarded over the years and not recorded. The Company currently does not own any real property, improvements, or equipment. The sales price for the land, net of selling expenses was $ 57,829. The loan from Montana Land Investments LLC, plus interest, was paid directly by the title company.

NOTE 7: AMERICAN DIATOMITE LLC AGREEMENT AND RELATED PARTY ACTIVITY

     In May of 1999, Iron Mask Mining Company entered into an agreement American Diatomite LLC. Under the terms of this agreement, Iron Mask Mining Company issued to American Diatomite LLC 6,200,000 shares of restricted common stock, par value $
     0.005. Iron Mask Mining Company received in exchange for this stock, the right to mine and develop of property currently owned by American Diatomite LLC. There is a provision for an option to purchase in 5 years.

     Two of the principals in American Diatomite LLC also serve on the board of directors of Iron Mask Mining Company. Thus, the agreement with American Diatomite LLC is considered a related party transaction. This transaction has been recorded as a credit to common stock of $ 31,000 and a Right to Mine operating expense. The value of this transaction was recorded at par value for the stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.

                              PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Each of our directors is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, age and position of our present officers and directors are set forth below:

Name                Age       Position

Robert Delaney      61        President and a member of the Board of
                              Directors

Robert Evans        75        Vice President, Treasurer, Secretary,
                              Chief Financial Officer and a member of
                              the Board Directors

Donald Delaney      64        Vice President, Secretary, and a member
                              of the Board of Directors

Gerald E. Sarff     81        Member of the Board of Directors

     All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign, or have been removed from office.

Officer and Director Biographies:

Robert Delaney, President and a member of the Board of Directors

     Since January 1998 Mr. Delaney has been a member of the Board of Directors of the Company and since April 1999 he has been President of the Company. Since 1958, Mr. Delaney has been self employed in timber sales and mining development. Mr. Delaney is the brother of Donald Delaney, the Company's Vice President, Secretary and a member of the Board of Directors.

Robert Evans, Vice President, Secretary, Treasurer, Chief Financial Officer, and a member of the Board of Directors

     Since 1957, Mr. Evans has been a member of the Board of Directors of the Company and since April 1999 he has been Vice President, Secretary and Treasurer of the Company. Prior to April 1999, Mr. Evans was President of the Company. Mr. Evans is also a director and Secretary of Silver Butte Mining Co.

Donald Delaney, Vice President and a member of the Board of Directors

     Since April 1999, Mr. Delaney has been Vice President and a member of the Board of Directors of the Company. Since 1958, Mr. Delaney has been self employed in timber sales and mining development. Mr. Delaney is the brother of Robert Delaney, the Company's President and a member of the Board of Directors.

Gerald E. Sarff, Member of the Board of Directors

     Since 1957 Mr. Sarff has been a member of the Board of Directors.

     All of our officers and directors are engaged in other business. As such, they will not be devoting time exclusively to our operations. Our officers and directors intend to devote approximately 80% of their time to the operation of our business.

     None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature.

     We have not held an annual meeting of shareholders since inception.

Compliance with Section 16(a) of the Exchange Act.

     The Company's directors, executive officers and ten percent shareholders made all required filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation

     The following table sets forth the compensation paid to our officers during fiscal 2000. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                     SUMMARY COMPENSATION TABLE

                                          Long-Term Compensation
          Annual Compensation           Awards              Payouts
Securities
Names                         Other   Under    Restricted          Other
Executive                     Annual  Options/ Shares or           Annual
Officer and                   Compen- SARs     Restricted  LTIP    Compen-
Principal  Year  Salary Bonus sation  Granted  Share       Payouts sation
Position   Ended (US$)  (US$) (US$)   (#)      Units (US$) (US$)   (US$)

Robert     2000       0 0     0       0        0           0       0
 Delaney   1999       0 0     0       0        0           0       0
President  1998       0 0     0       0        0           0       0

Robert
 Evans     2000       0 0     0       0        0           0       0
Vice       1999  18,355 0     0       0        0           0       0
 President 1998       0 0     0       0        0           0       0
 Treasurer
 Secretary

Donald     2000       0 0     0       0        0           0       0
 Delaney   1999       0 0     0       0        0           0       0
Vice       1998       0 0     0       0        0           0       0
 President

Gerald     2000       0 0     0       0        0           0       0
 Sarff     1999       0 0     0       0        0           0       0
Director   1998       0 0     0       0        0           0       0

Michael    1999       0 0     0       0        0           0       0
 LaFleur   1998       0 0     0       0        0           0       0
Director   1997       0 0     0       0        0           0       0
 (Resigned)

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

     No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 1999.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

     Each member of the Board of Directors received 50,000 shares of common stock to serve on the Board of Directors during fiscal 1999. The directors did not receive any other compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the Board of Directors.

     We do not expect to pay salaries to any of our officers until such time as we generate sufficient revenues to do so any compensation earned prior to this is expected to be waived. We do not anticipate paying any salaries to our officers until fiscal 2002. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

     Pursuant to the Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Washington.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Name                Number of                               Number of
of owner            Shares         Position                 Shares

Robert Delaney       1,689,374[1]  President                 7.62%
4022 South Avenue W                and Director
#12
Missoula, MT  59804

Robert Evans           361,104     Vice President,           1.63%
P.O. Box 178                       Treasurer, CFO
Ponderay, ID 83852                 and Director

Donald Delaney       1,504,832[2]  Vice President,           6.79%
801 Simons Dr.                     Secretary
Missoula, MT 59803                 and Director

Gerald E. Sarff        392,088     Director                  1.77%
P. O. Box 54
Kootenai, ID 83840

All officers and     3,947,398                              17.81%
directors as a
group (4 persons)

Mike Lafleur         1,544,470                               6.96%
3725 Pine Park Dr.
Baton Rouge, LA 70809

[1]  Includes 300,000 shares of common stock owned by the Delaney
     Creditor Trust.

[2]  Includes 450,000 shares owned by Mr. Delaney's wife Shirley
     Delaney and 300,000 shares of common stock owned by the Delaney Creditor Trust.

Future Sales by Existing Stockholders

     A total of 4,692,750 shares of common stock were issued and outstanding on April 20, 2000. Mr. Sterling has agreed to return 1,692,750 shares which he owns to us upon our pending Form SB-2 registration statement being declared effective by the SEC. After Mr. Sterling returns 1,692,750 shares to us, there will be outstanding prior to the offering, 3,000,000 shares of common stock. While the foregoing 3,000,000 shares are all free trading, each officer and director has agreed not to sell transfer or convey by registration or otherwise, without the prior consent of the underwriter, any of our securities owned by them, directly or indirectly, for a period of two years from the effective date of our pending registration statement. However, Robert Sterling, our President and Matthew Sterling his son, may resell up to a maximum of 200,000 shares provided the bid price for the common stock is at least $10.00 after one year from the effective date. Further, all sales of such stock must be made through the underwriter.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On April 6, 1999, the Company issued 6,000,000 shares of common stock in exchange for all of the issued and outstanding shares of common stock of Yellow Pine Resources, Inc., a Montana corporation. Donald Delaney and Robert Delaney, current officers and directors of the Company were officers and directors of Yellow Pines at the time of the transaction. Further, Mike LaFleur, a former officer and director of the Company was an officer and director of Yellow Pine.

     In August 1999, the Company entered into an agreement with American Diatomite, L.L.C., an Idaho limited liability company ("American") wherein the Company acquired a 50% interest in one property containing 42 unpatented mining claims. Robert Delaney, the Company's President and Donald Delaney, the Company's Vice President each own a 25% interest in and to American. Under the terms of the agreement, the Company is obligated to pay American $1,200,000 as follows: $200,000 from the proceeds of a public offering to be conducted by the Company with the remaining $1,000,000 to be paid at the rate of $200,000 per year plus interest at the rate of 5% per annum. Further the Company is obligated to issue to American 6,000,000 restricted shares of the Company's common stock and pay an additional $200,000 as an advance royalty payment. The royalty payment is specifically excepted from the purchase price. Under the terms of the agreement, the Company will have the exclusive mining rights to the property for a period of five years. If at the end of the five years, the Company is not mining the deposits, American will have the right to
mine and sell diatomaceous earth from the property.   The Company will
pay a royalty of four percent (4%) of the net sales price of the diatomaceous earth mined and thereafter split the net profit of diatomaceous earth sold. The Company will be responsible for all future Bureau of Land Management lease payments of approximately $4,000.00 per year. On October 25, 1999, the Company and American entered into an extension agreement wherein the Company was granted an additional ninety (90) days to complete its public offering. The consideration for the extension agreement was an additional 200,000 restricted shares of the Company's common stock. As of the date hereof no moneys have been paid to American and no shares of common stock have been issued to American.

          The foregoing agreement was canceled on May 10, 2000 and a new contract was entered into between the parties. Under the terms of the new agreement, American will receive 6,200,000 restricted shares of common stock. The Company will pay $25,000 each quarter as a minimum royalty payment and all pertinent assessment fees. The Company will have the option of acquiring the entire diatomaceous earth deposit owned by American in consideration of an additional $3,000,000. The option will expire five years from the date of this agreement. The Company will pay a $10.00 per ton royalty for diatomaceous earth that is sold and shipped from the property. LeRoy and Robie Stout will receive a combined $2,000 per month consulting fee from the Company. The consulting fee will be increased up to $3,000 per month during the next 60 months. The consulting fee will not be paid until the Company's common stock is traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc.

                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Reports on Form 8-K

     The Company has not filed any reports on Form 8-K during the period ended June 30, 2000.

(b)  Exhibits

     The following Exhibits are incorporated herein by reference from the Registrants's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-30065 on March 22, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.    Document Description
------------   -------------------

3.1            Articles of Incorporation.
3.2            Bylaws.
3.3            Amended Articles of Incorporation.
3.4            Amended Articles of Incorporation.
4.1            Specimen Stock Certificate.
10.1           Yellow Pines Resources Agreement.
10.2           American Diatomite Agreement.

     The following documents are incorporated herein:

10.3           American Diatomite Agreement.
27             Financial Data Schedule

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of October, 2000.

                              IRON MASK MINING COMPANY
                              (Registrant)


                         BY:  /s/ Robert Delaney
                              Robert Delaney, President

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities.


SIGNATURES               TITLE                    DATE


/s/ Robert Delaney       President, Chief         October 12 ,2000
Robert Delaney           Executive Officer and
                         Member of the Board
                         of Directors


/s/ Robert Evans         Vice President,          October 12, 2000
Robert Evans             Treasurer, Chief
                         Financial Officer and
                         Member of the Board
                         of Directors


/s/ Donald Delaney       Vice President,          October 12, 2000
Donald Delaney           Secretary and Member
                         of the Board of
                         Directors


/s/ Gerald E. Sarff
Gerald E. Sarff          Member of the Board      October 12, 2000
                         of Directors