Form 10QSB
period 2000-09-30
IRON MASK MINING CO
filed 2000-11-15
CIK 1083742

=====================================================================

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000: 22,187,316

=====================================================================

Board of Directors
Iron Mask Mining Company
PO Box 1713
Sandpoint, Idaho 83864


We have reviewed the accompanying Balance Sheet of Iron Mask Mining Company as of September 30, 2000 and the related Statement of Income and Accumulated Deficit and Statement of Cash Flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Iron mask Mining Company.

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


Scott Beggs & Company, Inc

Scott Beggs & Company, Inc
Kellogg, Idaho 83837

November 13, 2000

                      Iron Mask Mining Company
                   A Development Stage Corporation
                            Balance Sheet
                     September 30, 2000 and 1999

                                   2000           1999
ASSETS
Current Assets
 Cash in Bank                               710           73
 Prepaid Insurance                                       750
                                   ------------   ----------
 Total Current Assets                       710          823

Property and Equipment
 Land                                                 87,380
 Buildings                                             1,032
 Equipment                                            46,176
 Accumulated Depreciation                     0      (47,208)
                                   ------------   ----------
Net Property and Equipment                    0       87,380
Total Assets                                710       88,203
                                   ============   ==========

LIABILITIES AND EQUITY
Current Liabilities
 Accounts Payable                        19,950        1,419
 Interest Payable                           970
 Notes Payable - Due within
  One Year                                            28,355
                                   ------------   ----------
Total Current Liabilities                20,920       29,774
Long Term Liabilities
 Notes Payable - Due in more
  than One Year                          12,748            0
                                   ------------   ----------
Total Long Term Liabilties               12,748            0

Total Liabilities                        33,668       29,774

Equity
 Common Stock, par value $ .005,
  authorized 100,000,000 shares,
  issued and outstanding
  22,187,316                            830,366      799,366
 Additional Paid in Capital             215,936      215,936
 Deficit accumulated during
  Development Stage                  (1,079,260)    (956,873)
                                   ------------   ----------
Total Equity                            (32,958)      58,429
Total Liabilities and Equity                710       88,203
                                   ============   ==========

See the accompanying accountant's report and notes, which are integral parts of these financial statements.

                      Iron Mask Mining Company
                   A Development Stage Corporation
             Statement of Income and Accumulated Deficit
      For the Three Months Ended - September 30, 2000 and 1999

                    Qtr Ended      Cumulative     Qtr Ended Cumulative
                    09/30/00       Total          09/30/99   Total
Income
 Interest Income            17         83,922            1    83,790
 All Other Income                      10,094                    375
                    ----------     ----------     --------  --------
Total Income                17         94,016            1    84,165

Expenses
 Professional Fees       7,450        112,847                 78,142
 Payroll Taxes and
  Insurance                866         50,688                 49,422
 Interest and
   Bank Fees               412         23,482           17    19,112
 Taxes and Licenses         30          7,873                  7,052
 Other                   4,620          8,953                  3,114
 Assessments            20,000         20,000                      0
 Right to Mine                         31,000
 Other Operating Costs                576,635                574,565
 Rounding                                   2                      2
                    ----------     ----------     --------  --------
Total Expenses          33,378        831,480           17   731,409

Net Loss               (33,361)      (737,464)         (16) (647,244)

Extra Ordinary
 Transactions-Acquistions
 See Notes 3 and 4                   (341,796)

Accumulated Deficit
 - Start of Year    (1,045,899)             0     (608,279)        0
                    ----------     ----------     --------  --------
Accumulated Deficit
 - End of Year      (1,079,260)    (1,079,260)    (608,295) (647,244)
                    ==========     ==========     ========  ========










 See accompanying accountant's report and notes, which are integral parts of these financial statements

                      Iron Mask Mining Company
                   A Development Stage Corporation
                       Statement of Cash Flows
      For the Three Months Ended - September 30, 2000 and 1999

                            Year Ended  Cumulative  Year Ended  Cumulative
                              09/30/00     Total     09/30/00      Total
Cash Flow from Operating Activities
  Net Loss                   (33,361)    (707,912)          (16)  (615,092)
  Adjustments to Reconcile
   to Net Cash
  Depreciation Expense                     47,208                   47,208
  Loss on Sale of Land                        452                      452
  Changes in Operating Assets
 (Increase) Decrease in
   Prepaid Insurance             750                                  (750)
  Increase (Decrease) in
   Payble Accounts            17,227       20,920                    1,419
                         -----------    ---------      --------  ---------
Net Cash (Used) Provided
  by Operating Activities    (15,384)    (639,332)          (16)  (566,763)
Cash Flow from Investing
 Activities
  Sale of Land                             73,397                   15,568
  Purchase of Property                   (150,609)                (150,609)
                         -----------    ---------      --------  ---------
Net Cash (Used) Provided by
  Investing Activities           0        (77,212)          0     (135,041)
Cash Flow from Financing
 Activities
  Common Stock Proceeds                   704,506                  673,506
  Loan Proceeds               12,748       46,103                   28,355
Loan Repayments                           (33,355)          0          0
                         -----------    ---------      --------  ---------
Net Cash (Used) Provided
  by Financing Activities     12,748      717,254           0      701,861
Net Increase (Decrease)
  in Cash                     (2,636)         710           (16)        57

Cash - Start of Year           3,346          0              73        0
                         -----------    ---------      --------  ---------
Cash - End of Year               710          710            57         57
                         ===========    =========      ========  =========







See accompanying accountant's report and notes, which are integral parts of these financial statements.

Iron Mask Mining Company
A Development Stage Company

Notes to the Financial Statements
September 30, 2000

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

Notes Payable   The Company had various notes payable to individuals.  These notes are to Bob Evans, Gerald Sarff, and Bob and Don Delany in the respective amounts of $5,476, $4,867, and $2,405. These individuals are related parties to Iron Mask Mining Company.

Income Taxes   The Company files its corporate income tax returns as a
development stage company. Accordingly, all income and expense items are being capitalized as development costs.

NOTE 2:   CUMULATIVE DATA

Cumulative data has been recorded on the Statement of Income and Accumulated Deficit and the Statement of Cash Flows. The cumulative data is from May 1, 1957, the date of organization, to September 30, 2000. Also included in Deficit accumulated is the amount incurred by Yellow Pine Resources Inc. See Notes 3 and 4 for more information.

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

                        Iron Mask Mining Company
                       A Development Stage Company

                    Notes to the Financial Statements
                           September 30, 2000

NOTE 4: CONSOLIDATION INFORMATION

Included in the deficit accumulated during development stage activities is $341,796 incurred by Iron Mask Mining Company's wholly owned subsidiary Yellow Pine Resources Inc. See Note 3 for more information concerning the acquisition of Yellow Pine Resources Inc.

NOTE 5: LAND SALE

During the year ended June 30, 2000, the company sold some land. This land was acquired in approximately 1957 and the recorded book basis was $132,588 for land, buildings, and equipment. The buildings and equipment had been fully depreciated over their useful lives, and were either included in the sale or had been discarded over the years and not recorded. The Company currently does not own any real property, improvements, or equipment. The sales price for the land, net of selling expenses was $57,829. The loan from Montana Land Investments LLC, plus interest, was paid directly by the title company.

NOTE 6: AMERICAN DIATOMITE LLC AGREEMENT AND RELATED PARTY ACTIVITY

In May of 1999, Iron Mask Mining Company entered into an agreement American Diatomite LLC. Under the terms of this agreement, Iron Mask Mining Company issued to American Diatomite LLC 6,200,000 shares of restricted common stock, par value $0.005. Iron Mask Mining Company received in exchange for this stock, the right to mine and develop of property currently owned by American Diatomite LLC. There is a provision for an option to purchase in 5 years.

Two of the principals in American Diatomite LLC also serve on the board of directors of Iron Mask Mining Company. Thus, the agreement with American Diatomite LLC is considered a related party transaction. This transaction has been recorded as a credit to common stock of $31,000 and a Right to Mine operating expense. The value of this transaction was recorded at par value for the stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

     The Company was formed on May 16, 1957 and engaged in mining activities from 1957 to 1991. From 1991 to February 1999 the Company was inactive. On March 5, 1999, the Company acquired 100% of the stock of Yellow Pine Resources, Inc., in exchange for 6,000,000 shares of the Company's common stock. On May 10th, 2000, the Company entered into an agreement with American Diatomite, L.L.C., to develop, mine and retain profits from 42 unpatented mining claims in exchange for 6,200,000 shares of iron Mask Mining Company common stock. The Company has a five-year option to purchase the 42 mining claims for $3,000,000 from American Diatomite, L.L.C. The $3,000,000 purchase option price is exclusive of capital gains taxes incurred by American Diatomite, L.L.C.

     Revenues

     The Company's revenues of $17 for the first quarter ended September 30, 2000 was derived entirely from interest income, compared to total revenues of $1 from interest income for the same period in the prior year.

     Expenses

     Total expenses for the first quarter ended September 30, 2000 and September 30, 1999 were $33,378 and $17 respectively. In the current quarter significant costs were related to the registration and filing requirements of the Company's common stock. Professional fees were $7,450 and zero respectively and were related to the costs of registering the Company's stock and SEC filings. Interest expense on short-term loans was $398 and zero respectively. Taxes and license costs were $ 30 and zero for each period. Insurance costs were $766 and zero respectively. Assessment expense was $20,000 and zero for each period. Other costs were $4,620 and zero respectively. Amounts included as other costs were related to office expenses, office supplies, travel and miscellaneous expenses.

FINANCIAL CONDITION

     Liquidity

Cash decreased $2,636 during the quarter. Prepaid insurance decreased $750. Accounts payable increased $19,600 due to assessment and professional fees incurred. Interest payable decreased $2,373. The interest payable amounts were added to notes payable to related parties. Long-term debt increased $12,748. All long-term debt is owed to related parties.

     Capital Requirements

The Company's stock registration, listing, and subsequent offering will allow the Company to raise the capital needed to pursue its long-term goals of developing its gold and diatomite mining operation and other opportunities identified by management.

PART II

ITEM 6.  EXHIBITS.

Exhibit No.    Description

27             Financial Data Schedule.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 14th day of November, 2000.

                              IRON MASK MINING COMPANY
                              (Registrant)



                              By:  /s/ Robert Evans
                                   Robert Evans, Vice President,
                                   Treasurer, Chief Financial Officer,
                                   and member of the Board of
                                   Directors