Form 10KSB/A
period 2000-06-30
IRON MASK MINING CO
filed 2000-12-27
CIK 1083742

=====================================================================
                           FORM 10-KSB/A-1

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

     At June 30, 2000, there were approximately 1,200 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

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





/s/ Scott Beggs & Company, Inc


Scott Beggs & Company, Inc
Kellogg, Idaho 83837

September 12, 2000

                      Iron Mask Mining Company
                   A Development Stage Corporation
                            Balance Sheet
                       June 30, 2000 and 1999

                                                  2000      1999
 Assets
Current Assets
 Cash in Bank                                      3,346          73
 Prepaid Insurance                                   750         750
                                             -----------    --------
Total Current Assets                               4,096         823

Property and Equipment
 Land                                                         87,380
 Buildings                                                     1,032
 Equipment                                                    46,176
 Accumulated Depreciation                              0     (47,208)
                                             -----------    --------
Net Property and Equipment                             0      87,380

Total Assets                                       4,096      88,203
                                             ===========    ========
 Liabilities and Equity
Current Liabilities
 Accounts Payable                                    350       1,419
 Interest Payable                                  3,343
 Notes Payable - Due within One Year                          28,355
                                             -----------    --------
Total Current Liabilities                          3,693      29,774

Long Term Liabilities
 Notes Payable - Due in more than One Year             0           0
                                             -----------    --------
Total Long Term Liabilities                            0           0
Total Liabilities                                  3,693      29,774
Equity
 Common Stock, par value $ .005,
  authorized 100,000,000 shares,
  issued and outstanding 22,187,316              830,366     799,366
 Additional Paid in Capital                      215,936     215,936
 Deficit accumulated during
  Development Stage                           (1,045,899)   (956,873)
                                             -----------    --------
Total Equity                                         403      58,429

Total Liabilities and Equity                       4,096      88,203
                                             ===========    ========



    See the accompanying accountant's report and notes, which are integral parts of these financial statements.

                      Iron Mask Mining Company
                  A Development Stage Corporation
            Statement of Income and Accumulated Deficit
            For the Years Ended - June 30, 2000 and 1999

                         Year Ended Cumulative Year Ended Cumulative
                         06/30/00     Total    06/30/99     Total
Income
 Interest Income                111     83,905         5      83,794
 Logging Receipts                       15,470                15,470
 Ore Sales                              14,776                14,776
 Misc Income                    296      7,624        25       7,328
 Lease Income                            1,400                 1,400
 Gain (Loss) on Sale
  of Property               (29,551)   (29,551)                    0
 Workman's Comp Dividend                   375                   375
                         ---------- ---------- ---------  ----------
Total Income                (29,144)    93,999        30     123,143
Expenses
 Wages and Salaries                    248,648               248,648
 Professional Fees           22,255    105,397     5,000      83,142
 Tunnel Contract                        73,850                73,850
 Materials and Supplies                 54,777                54,777
 Payroll Taxes and
  Insurance                             49,822       400      49,822
 Depreciation                           47,208                47,208
 Gas and Oil                            35,057                35,057
 Office Supplies              2,070     28,586                26,516
 Exploration                            25,183                25,183
 Interest and Bank Fees       3,915     23,070        60      19,155
 Equipment Rent                         17,746                17,746
 Leases                                 14,645                14,645
 Promotions                             11,525                11,525
 Equipment Repair                        7,664                 7,664
 Taxes and Licenses             642      7,843       149       7,201
 Road                                    6,012                 6,012
 Filing Fees                             4,346                 4,346
 Other                                   4,333     1,219       4,333
 Assays                                  1,032                 1,032
 Fire and Safety                           237                   237
 Documentary Stamps                        119                   119
 Right to Mine                          31,000               31,0000
 Rounding                                    2                     2
                         ---------- ---------- ---------  ----------
Total Expenses               59,882    798,102     6,828     738,220
Net Loss                    (89,026)  (704,103)   (6,798)   (615,077)
Extra Ordinary Transactions -
Acquistions and Related Party -
See Notes 3 and 7                     (341,796)             (341,796)
Accumulated Deficit -
Start of Year              (956,873)         0  (608,279)          0
                         ---------- ---------- ---------  ----------
Accumulated Deficit - End
of Year                  (1,045,899)(1,045,899) (615,077)   (956,873)
                         ========== ========== =========  ==========

 See accompanying accountant's report and notes, which are integral parts of these financial statements

                      Iron Mask Mining Company
                  A Development Stage Corporation
            Statement of Changes in Stockholders Equity
                For the Years Ended - June 30, 2000

                                Common  Additional  Accumulated
                                Stock   Paid In     Deficit    Total

Balance at Start of Year       799,366  215,936    (956,873)  58,429

Additions During Year Stock
 Issued for Right to Mine       31,000                        31,000


Reductions During Year
Current Year Loss                                   (89,026) (89,026)
                             --------- -------- -----------  -------
Balance at End of Year         830,366  215,936  (1,045,899)     403
                             ========= ======== ===========  =======































 See accompanying accountant's report and notes, which are integral parts of these financial statements

                      Iron Mask Mining Company
                  A Development Stage Corporation
                      Statement of Cash Flows
            For the Years Ended - June 30, 2000 and 1999

                               Year Ended Cumulative Year Ended Cumulative
                               06/30/00     Total    06/30/99    Total

Cash Flow from Operating
Activities
 Net Loss                        (59,475)   (674,551)    (6,798)  (615,076)
 Adjustments to Reconcile
  to Net Cash
 Depreciation Expense                         47,208                47,208
 Loss on Sale of Land                            452                   452
 Changes in Operating Assets
 (Increase) Decrease in Prepaid
  Insurance                                     (750)                 (750)
 Increase (Decrease) in
  Payable Accounts                 2,274       3,693      1,419      1,419
                              ---------- ----------- ---------- ----------
Net Cash (Used) Provided by
 Operating Activities            (57,201)   (623,948)    (5,379)  (566,747)

Cash Flow from Investing
Activities
 Sale of Land                     57,829      73,397                15,568
 Purchase of Property                       (150,609)             (150,609)
                              ---------- ----------- ---------- ----------
Net Cash (Used) Provided by
 Investing Activities             57,829     (77,212)         0   (135,041)

Cash Flow from Financing
Activities
 Common Stock Proceeds            31,000     704,506               673,506
 Loan Proceeds                     5,000      33,355      5,000     28,355
 Loan Repayments                 (33,355)    (33,355)         0          0
                              ---------- ----------- ---------- ----------
Net Cash (Used) Provided by
 Financing Activities              2,645     704,506      5,000    701,861

Net Increase (Decrease) in Cash    3,273       3,346       (379)        73

Cash - Start of Year                  73           0        452          0
                              ---------- ----------- ---------- ----------
Cash - End of Year                 3,346       3,346         73         73
                              ========== =========== ========== ==========



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

                     SUMMARY COMPENSATION TABLE

                                             Long-Term Compensation
               Annual Compensation           Awards              Payouts
Securities
Names                              Other   Under    Restricted          Other
Executive                          Annual  Options/ Shares or           Annual
Officer and                        Compen- SARs     Restricted  LTIP    Compen-
Principal      Year  Salary  Bonus sation  Granted  Share       Payouts sation
Position       Ended (US$)   (US$) (US$)   (#)      Units (US$) (US$)   (US$)

Robert         2000       0  0     0       0        0           0       0
 Delaney       1999       0  0     0       0        0           0       0
President      1998       0  0     0       0        0           0       0

Robert Evans   2000       0  0     0       0        0           0       0
Vice President 1999  18,355  0     0       0        0           0       0
 Treasurer     1998       0  0     0       0        0           0       0
 Secretary

Donald         2000       0  0     0       0        0           0       0
 Delaney       1999       0  0     0       0        0           0       0
Vice President 1998       0  0     0       0        0           0       0

Gerald         2000       0  0     0       0        0           0       0
 Sarff         1999       0  0     0       0        0           0       0
Director       1998       0  0     0       0        0           0       0

Michael        1999       0  0     0       0        0           0       0
 LaFleur       1998       0  0     0       0        0           0       0
Director       1997       0  0     0       0        0           0       0
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

Indemnification

     Pursuant to the Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Idaho.

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

          The following Exhibits are incorporated herein by reference from the Registrants's Form 10-K Registration Statement filed with the Securities and Exchange Commission. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:


10.3           American Diatomite Agreement.
27             Financial Data Schedule

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of December, 2000.

                              IRON MASK MINING COMPANY
                              (Registrant)


                         BY:  /s/ Robert L. Delaney
                              Robert Delaney, President

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities.


SIGNATURES               TITLE                    DATE


/s/ Robert L. Delaney    President, Chief         December 26 ,2000
Robert Delaney           Executive Officer and
                         Member of the Board
                         of Directors


/s/ Robert Evens         Vice President,          December 26, 2000
Robert Evans             Treasurer, Chief
                         Financial Officer and
                         Member of the Board
                         of Directors


/s/ Donald Delaney       Vice President,          December 26, 2000
Donald Delaney           Secretary and Member
                         of the Board of
                         Directors


------------------
Gerald E. Sarff          Member of the Board      December __, 2000
                         of Directors