Form 10QSB
period 2000-12-31
IRON MASK MINING CO
filed 2001-02-14
CIK 1083742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

     OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from           to

                         COMMISSION FILE NUMBER 000-30065

                            IRON MASK MINING COMPANY
             (Exact name of registrant as specified in its charter)

           IDAHO                                           82-0230842
(State of other jurisdiction                     (IRS Employer Identification
of incorporation or organization)                                 Number)


                                656 Cedar Street
                             Ponderay, Idaho   83852
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000: 22,187,316

                             IRON MASK MINING  COMPANY
                                     FORM  10-QSB
                FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER 31,  2000

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information

                            Iron Mask Mining Company
                          Reviewed Financial Statements
                       For the Three and Six Months Ended
                                December 31, 2000

Board  of  Directors
Iron  Mask  Mining  Company
PO  Box  1713
Sandpoint,  Idaho  83864

We have reviewed the accompanying Balance Sheet of Iron Mask Mining Company as of December 31, 2000 and the related Statement of Income and Accumulated Deficit, Statement of Changes in Stockholders Equity, and Statement of Cash Flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Iron mask Mining Company.

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


/s/ Scott  Beggs  &  Company,  Inc


Scott  Beggs  &  Company,  Inc
Kellogg,  Idaho  83837

January  25,  2001

                             Iron Mask Mining Company
                         A Development Stage Corporation
                                  Balance Sheet
                           December 31, 2000 and 1999

                                            2000             1999
                                       --------------   ------------
ASSETS
Current  Assets
  Cash in Bank                                   244            426
  Prepaid Insurance                                             750
                                       --------------   ------------

     Total Current Assets                        244          1,176
Property  and  Equipment
  Land                                                       87,380
  Buildings                                                   1,032
  Equipment                                                  46,176
  Accumulated Depreciation                         0        (47,208)
                                       --------------   ------------
     Net Property and Equipment                    0         87,380
                                       --------------   ------------
    Total Assets                                 244         88,556
                                       ==============   ============

LIABILITIES  AND  EQUITY
Current  Liabilities
  Accounts Payable                            24,376          1,827
  Interest Payable                             1,586
  Notes Payable - Due within One Year         15,375         33,355
                                       --------------   ------------
     Total Current Liabilities                41,337         35,182
Long  Term  Liabilities
  Notes Payable - Due in more than
     One Year                                  2,405              0
                                       --------------   ------------
     Total Long Term Liabilities               2,405              0
                                       --------------   ------------
     Total Liabilities                        43,742         35,182
Equity
  Common Stock, par value $ .005,
    authorized  100,000,000  shares,
    issued and outstanding 22,187,316        830,366        799,366
  Additional Paid in Capital                 215,936        215,936
  Deficit accumulated during
     Development Stage                    (1,089,800)      (961,928)
                                       --------------   ------------

     Total Equity (Deficit)                  (43,498)       (53,374)
                                       --------------   ------------
     Total Liabilities and Equity                244         88,556
                                       ==============   ============




See the accompanying accountant's report and notes, which are integral parts of these financial statements.

                             Iron Mask Mining Company
                         A Development Stage Corporation
                   Statement of Income and Accumulated Deficit
        For the Three and  Six Months Ended - December 31, 2000 and 1999

                             Qtr Ended    Year to Date   Qtr Ended    Year to Date
                              12/31/00      12/31/00      12/31/99      12/31/99
                            ------------  ------------  ------------  ------------
INCOME
  Interest Income                     4            21            15            16
  All Other Income                                               25            25
                            ------------  ------------  ------------  ------------
     Total Income                     4            21            40            41

EXPENSES
  Professional Fees               4,031        11,481          5,000     5,000
  Payroll Taxes and Insurance       100          966
  Interest and Bank Fees            820        1,232              19        36
  Taxes and Licenses                              30              60        60
  Other                           5,593       10,213
  Assessments                                 20,000
                            ------------  ------------  ------------  ------------
     Total Expenses              10,544        43,922         5,079         5,096
                            ------------  ------------  ------------  ------------

Net Loss                        (10,540)      (43,901)       (5,039)       (5,055)

Accumulated Deficit - Start
   of Period                 (1,079,260)   (1,045,899)     (956,889)     (956,873)
                            ------------  ------------  ------------  ------------
Accumulated Deficit - End
   of Period                 (1,089,800)   (1,089,800)     (961,928)     (961,928)
                            ============  ============  ============  ============























See accompanying accountant's report and notes, which are integral parts of these financial statements

                             Iron Mask Mining Company
                         A Development Stage Corporation
                   Statement of Changes in Stockholders Equity
         For the Three and Six Months Ended - December 31, 2000 and 1999

                             Qtr Ended    Year to Date   Qtr Ended    Year to Date
                              12/31/00      12/31/00      12/31/99      12/31/99
                            ------------  ------------  ------------  ------------
COMMON  STOCK
  Start of Period               830,366       830,366       799,366       799,366
                            ------------  ------------  ------------  ------------

  End of Period                 830,366       830,366       799,366       799,366

ADDITIONAL PAID IN CAPITAL
  Start of Period               215,936       215,936       215,936       215,936
                            ------------  ------------  ------------  ------------

   End of Period                215,936       215,936       215,936       215,936

ACCUMULATED  DEFICIT
  Start of Period            (1,079,260)   (1,045,899)     (956,889)     (956,873)
  Current Period Profit
   (Loss)                       (10,540)      (43,901)       (5,039)       (5,055)
                            ------------  ------------  ------------  ------------

  End of Period              (1,089,800)   (1,089,800)     (961,928)     (961,928)

TOTAL STOCKHOLDERS EQUITY       (43,498)      (43,498)      (53,374)      (53,374)
                            ============  ============  ============  ============


























See accompanying accountant's report and notes, which are integral parts of these financial statements

                            Iron Mask Mining Company
                         A Development Stage Corporation
                             Statement of Cash Flows
         For the Three and Six Months Ended - December 31, 2000 and 1999

                             Qtr Ended    Year to Date   Qtr Ended    Year to Date
                              12/31/00      12/31/00      12/31/99      12/31/99
                            ------------  ------------  ------------  ------------

CASH FLOW FROM OPERATING
  ACTIVITIES

  Net Loss                      (10,540)      (43,901)       (5,039)      (5,055)
  Adjustments to
   Reconcile to Net Cash
  (Increase) Decrease
     in Prepaid Insurance                        750
   Increase (Decrease)
     in Payable Accounts          5,042        22,269           408          408
                            ------------  ------------  ------------  ------------
Net Cash (Used) Provided
   by Operating Activities       (5,498)      (20,882)       (4,631)      (4,647)

CASH FLOW FROM FINANCING
  ACTIVITIES
  Loan Proceeds                   5,032        17,780         5,000        5,000
                            ------------  ------------  ------------  ------------
Net Cash (Used) Provided
  by Financing Activities         5,032        17,780         5,000        5,000

Net Increase (Decrease)
  in Cash                          (466)       (3,102)          369          353

Cash - Start of Period              710         3,346            57           73
                            ------------  ------------  ------------  ------------

Cash - End of Period                244           244           426          426
                            ============  ============  ============  ============


















See accompanying accountant's report and notes, which are integral parts of these financial statements

                            Iron Mask Mining Company
                           A Development Stage Company

                        Notes to the Financial Statements
                                December 31, 2000

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

Development Activities - The primary business purpose of the Company is the purchase and development of mining properties. The realization of profits and recovery of development costs are dependent upon increased market values and the recoverability of the minerals of the Company's properties.

Cash and Cash Equivalents - For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Notes Payable - The Company had various notes payable to individuals. These notes are to Bob Evans, Gerald Sarff, and Bob and Don Delany in the respective amounts of $ 7,506, $ 6,367, and $ 3,907. These loans and advances are generally due and payable within one year, thus, they are classified as current Notes Payable. These individuals are related parties to Iron Mask Mining Company.

Income Taxes - The Company files its corporate income tax returns as a development stage company. Accordingly, all income and expense items are being capitalized as development costs.

NOTE  2:     CUMULATIVE  DATA

Cumulative data has been recorded on the Statement of Income and Accumulated Deficit and the Statement of Cash Flows. The cumulative data is from May 1, 1957, the date of organization, to December 31, 2000. Also included in Deficit accumulated is the amount incurred by Yellow Pine Resources Inc. See Notes 3 and 4 for more information.

NOTE  3:  ACQUISITION  AGREEMENT  YELLOW  PINE  RESOURCES  INC

The Company entered an agreement with Yellow Pine Resources Inc to acquire all of the outstanding shares of Yellow Pine Resources Inc in a stock for stock exchange. After concluding the transaction, Iron Mask Mining Company owns 100% of the outstanding stock of Yellow Pine Resources Inc. Iron Mask Mining Company issued 6,000,000 shares to the shareholders of record of Yellow Pine Resources Inc. Iron Mask received $ 341,796 of capitalized development costs for income tax purposes and the applicable mining leases and other assets of Yellow Pine Resources. $ 300,000 has been included as Common stock and $ 41,796 as additional paid in capital.

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

                            Iron Mask Mining Company
                           A Development Stage Company

                        Notes to the Financial Statements
                                December 31, 2000

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

NOTE  6:  AMERICAN  DIATOMITE  LLC  AGREEMENT  AND  RELATED  PARTY  ACTIVITY

In May of 1999, Iron Mask Mining Company entered into an agreement with American Diatomite LLC. Under the terms of this agreement, Iron Mask Mining Company issued to American Diatomite LLC 6,200,000 shares of restricted common stock, par value $ 0.005. Iron Mask Mining Company received in exchange for this stock, the right to mine and develop the property currently owned by American Diatomite LLC. There is a provision for an option to purchase in 5 years.

Two of the principals in American Diatomite LLC also serve on the board of directors and are shareholders of Iron Mask Mining Company. Thus, the agreement with American Diatomite LLC is considered a related party transaction. This transaction has been recorded as a credit to common stock of $ 31,000 and a Right to Mine operating expense. The value of this transaction was recorded at par value for the stock.

                             IRON MASK MINING  COMPANY
                                     FORM  10-QSB
                FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER 31,  2000

Item  2.  Management's Discussion and Analysis or Plan of Operation

The Company is a mining company engaged in exploration and development activities. The Company is pursuing opportunities within the mining industry as well as other industries. The Company filed Form 10-SB General Form for Registration of Securities with the Security and Exchange Commission on March 22, 2000. The Company's registration became effective on April 26, 2000. Pennaluna and Company has made formal application with NASD (National Association of Security Dealers) to list Iron Mask Mining Company's stock on the electronic bulletin board. Public trading will begin when and if the application is approved. The Company expects its shares will be listed on the bulletin board exchange in first quarter 2001 and intends to begin mining operations in early summer 2001. The Company's fiscal year end is June 30th.

OVERVIEW

The Company was formed on May 16, 1957 and engaged in mining activities from 1957 to 1991. From 1991 to February 1999 the Company was inactive. On March 5, 1999, the Company acquired 100% of the stock of Yellow Pine Resources, Inc., in exchange for 6,000,000 shares of the Company's common stock. On May 10th, 2000, the Company entered into an agreement with American Diatomite, L.L.C., to develop, mine and retain profits from 42 unpatented mining claims in exchange for 6,200,000 shares of iron Mask Mining Company common stock. The Company has a five-year option to purchase the 42 mining claims for $ 3,000,000 from American Diatomite, L.L.C. The $ 3,000,000 purchase option price is exclusive of capital gains taxes incurred by American Diatomite, L.L.C.

     Revenues

The Company's revenues of $ 21 for the six months ended December 31, 2000 was derived entirely from interest income, compared to total revenues of $ 41, of which $ 16 was from interest income and $ 25 was from miscellaneous income, for the same period in the prior year.

     Expenses

Total expenses for the six months ended December 31, 2000 and December 31, 1999 were $ 43,922 and $ 5,096 respectively. In the current quarter significant costs were related to the registration and filing requirements of the Company's common stock. Professional fees were $ 11,481 and $ 5,000 respectively and were related to the costs of registering the Company's stock and SEC filings. Bank fees and interest expense on short-term loans were $ 1,232 and zero respectively. License costs were $ 30 and $ 60 for each period. Payroll taxes and insurance costs were $ 966 and zero respectively. Assessment expense was $ 20,000 and zero for each period. Other costs were $ 10,213 and $ 36 respectively. Amounts included as other costs were related to site clean-up costs, bonding costs, office expenses and supplies, travel and miscellaneous expenses.

FINANCIAL  CONDITION

     Liquidity

Cash decreased $3,102 during the first two quarters. Prepaid insurance decreased $750. Accounts payable increased $24,026, due to assessment and professional fees incurred. Interest payable decreased $1,757. The interest payable amounts were added to notes payable to related parties. Long-term debt increased $17,779. All long-term debt is owed to related parties.

                              IRON MASK MINING  COMPANY
                                     FORM  10-QSB
                FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER 31,  2000

     Capital  Requirements

The Company's stock registration, listing, and subsequent offering will allow the Company to raise the capital needed to pursue its long-term goals of developing its gold

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other information.

         None

Item  6.  Exhibits  and  Reports  of  Form  8-K

(a) Exhibits required by Item 601:

(27) Financial Data Schedule, Electronic Filing Only    Attached

(b)  Reports  on  Form  8-K

During the Quarter ended December 31, 2000 the Registrant filed no Form 8-Ks.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MASK MINING COMPANY


    /s/
BY: ------------------------------------          DATE:  February  12,  2001
Robert Delaney, President and Director