Form 10QSB
period 2001-03-31
IRON MASK MINING CO
filed 2001-05-21
CIK 1083742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 22,959,816

                             IRON MASK MINING  COMPANY
                                     FORM  10-QSB
                  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31,  2001

                         PART I. - FINANCIAL INFORMATION

Item  1  Financial  Information


                            Iron Mask Mining Company
                          Reviewed Financial Statements
                       For the Three and Nine Months Ended
                             March 31, 2001 and 2000



Board  of  Directors
Iron  Mask  Mining  Company
PO  Box  1713
Sandpoint,  Idaho  83864


We have reviewed the accompanying Balance Sheet of Iron Mask Mining Company as of March 31, 2001 and 2000 and the related Statement of Income and Accumulated Deficit, Statement of Changes in Stockholders Equity, and Statement of Cash Flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Iron mask Mining Company.

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


/s/Scott  Beggs  &  Company,  Inc


Scott  Beggs  &  Company,  Inc
Kellogg,  Idaho  83837

May  10,  2001

                           Iron Mask Mining Company
                         A Development Stage Corporation
                                  Balance Sheet
                             March 31, 2001 and 2000

                                                       FY 2001     FY 2000
                                                    ------------  ------------
ASSETS
Current  Assets
  Cash in Bank                                      $       406   $     5,405
  Prepaid Insurance                                         -             750
                                                    ------------  ------------
    Total Current Assets                                    406         6,155

Property  and  Equipment
  Land                                                      -             -
  Buildings                                                 -             -
  Equipment                                               2,800
  Accumulated Depreciation                                 (100)
                                                    ------------  ------------
    Net Property and Equipment                            2,700             0
                                                    ------------  ------------
Total Assets                                        $     3,106   $     6,155
                                                    ============  =============


LIABILITIES  AND  EQUITY
Current  Liabilities
  Accounts Payable                                       39,635           -
  Interest Payable                                        2,178         3,343
  Notes Payable - Due within One Year                    14,962           -
                                                    ------------  ------------
    Total Current Liabilities                            56,775         3,343

Long  Term  Liabilities
  Notes Payable - Due in more than One Year               2,405             0
                                                    ------------  ------------
    Total Long Term Liabilities                           2,405             0
                                                    ------------  ------------
    Total Liabilities                                    59,180         3,343

Equity
  Common Stock, par value $.005, authorized
    100,000,000 shares, issued and outstanding
    22,959,816 and 22,177,316                           837,091       799,366
  Additional Paid in Capital                            215,936       215,936
  Deficit accumulated during Development Stage       (1,109,101)   (1,012,490)
                                                    ------------  ------------
    Total Equity (Deficit)                              (56,074)        2,812
                                                    ------------  ------------
Total Liabilities and Equity                        $     3,106   $     6,155
                                                    ============  ============








  See the accompanying accountant's report and notes, which are integral parts of these financial statements.

                             Iron Mask Mining Company
                         A Development Stage Corporation
                   Statement of Income and Accumulated Deficit
         For the Three and  Nine Months Ended - March 31, 2001 and 2000

                            Qtr Ended   Year to Date    Qtr Ended   Year to Date
                             3/31/01      3/31/01        3/31/00      3/31/00
                          ------------  ------------  ------------  ------------
INCOME
  Interest Income         $         2   $        23   $        61   $        77
  Gain (Loss) on Sale
    of Assets                     -             -         (29,551)      (29,551)
  All Other Income                -             -             271           296
                          ------------  ------------  ------------  ------------
    Total Income                    2            23       (29,219)      (29,178)

EXPENSES
  Professional Fees            10,092        21,573        16,000        21,000
  Payroll Taxes and
     Insurance                    -             966           -             -
  Interest and Bank Fees        1,079         2,311         3,879         3,915
  Taxes and Licenses              -              30           582           642
  Other                         6,032        16,245           882           882
  Assessments                   2,000        22,000           -             -
  Right  to  Mine                 -             -             -             -
  Other  Operating  Costs         -             -             -             -
  Depreciation Expense            100           100           -             -
  Rounding                        -             -             -             -
                          ------------  ------------  ------------  ------------
    Total Expenses             19,303        63,225        21,343        26,439
                          ------------  ------------  ------------  ------------

Net Loss                      (19,301)      (63,202)      (50,562)      (55,617)

Accumulated Deficit -
  Start of Period          (1,089,800)   (1,045,899)     (961,928)     (956,873)
                          ------------  ------------  ------------  ------------
Accumulated Deficit -
  End of Period           $(1,109,101)  $(1,109,101)  $(1,012,490)  $(1,012,490)
                          ============  ============  ============  ============


Earnings Per Share        $   (0.0008)  $   (0.0028)  $   (0.0023)  $   (0.0025)
                          ============  ============  ============  ============
















    See accompanying accountant's report and notes, which are integral parts of these financial statements

                             Iron Mask Mining Company
                         A Development Stage Corporation
                   Statement of Changes in Stockholders Equity
          For the Three and Nine Months Ended - March 31, 2001 and 2000

                            Qtr Ended   Year to Date    Qtr Ended   Year to Date
                             3/31/01      3/31/01        3/31/00      3/31/00
                          ------------  ------------  ------------  ------------
COMMON  STOCK
  Start of Period             830,366       830,366       799,366       799,366
  For Servcies                  6,725         6,725           -             -
                          ------------  ------------  ------------  ------------

End of Period                 837,091       837,091       799,366       799,366

ADDITIONAL PAID IN CAPITAL
  Start of Period             215,936       215,936       215,936       215,936
  None                            -             -             -             -
                          ------------  ------------  ------------  ------------

End of Period                 215,936       215,936       215,936       215,936

ACCUMULATED  DEFICIT
  Start of Period          (1,089,800)   (1,045,899)     (961,928)     (956,873)
  Current Period
     Profit (Loss)            (19,301)      (63,202)      (50,562)      (55,617)
                          ------------  ------------  ------------  ------------

End of Period              (1,109,101)   (1,109,101)   (1,012,490)   (1,012,490)
                          ------------  ------------  ------------  ------------

TOTAL STOCKHOLDERS EQUITY $   (56,074)  $   (56,074)  $     2,812   $     2,812
                          ============  ============  ============  ============



























    See accompanying accountant's report and notes, which are integral parts of these financial statements

                             Iron Mask Mining Company
                         A Development Stage Corporation
                    Statement of Cash Flows - Indirect Method
          For the Three and Nine Months Ended - March 31, 2001 and 2000


                            Qtr Ended   Year to Date    Qtr Ended   Year to Date
                             3/31/01      3/31/01        3/31/00      3/31/00
                          ------------  ------------  ------------  ------------
CASH FLOW FROM OPERATING
  ACTIVITIES
  Net Loss                    (19,301)      (63,202)      (21,011)      (26,066)
  Adjustments to Reconcile
    to  Net Cash
    Depreciation Expense          100           100           -             -
    Rounding Adjustment           -               1           -             -
  Changes in Operating
    Assets
   (Increase) Decrease in
      Prepaid Insurance           -             750           -             -
    Increase (Decrease) in
      Payable Accounts         15,851        38,120         1,516         1,924
    Increase (Decrease) in
      Payable Accounts -
      Related Parties            (413)        4,618           -             -
                          ------------  ------------  ------------  ------------
Net Cash (Used) Provided
  by Operating Activities      (3,763)      (19,613)      (19,495)      (24,142)

CASH FLOW FROM INVESTING
  ACTIVITIES
  Sale of Land                    -             -          57,829        57,829
  Purchase of Property/
    Equipment                  (2,800)       (2,800)          -             -
                          ------------  ------------  ------------  ------------
Net Cash (Used) Provided
  by Investing Activities      (2,800)       (2,800)       57,829         57,829

CASH FLOW FROM FINANCING
  ACTIVITIES
  Common Stock Proceeds         6,725         6,725           -              -
  Loan Proceeds                   -          12,748           -            5,000
  Loan Repayments                                         (33,355)       (33,355)
                          ------------  ------------  ------------  ------------
Net Cash (Used) Provided
  by Financing Activities       6,725        19,473       (33,355)      (28,355)
                          ------------  ------------  ------------  ------------

Net Increase (Decrease)
  in Cash                         162        (2,940)        4,979         5,332

Cash - Start of Period            244         3,346           426            73
                          ------------  ------------  ------------  ------------

Cash - End of Period      $       406   $       406   $     5,405   $     5,405
                          ============  ============  ============  ============




    See accompanying accountant's report and notes, which are integral parts of these financial statements

                            Iron Mask Mining Company
                           A Development Stage Company

                        Notes to the Financial Statements
                                  March 31, 2001

NOTE  1:     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

DEVELOPMENT STAGE COMPANY - GENERAL ACCOUNTING. In June 1975, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No 7 effective for fiscal periods beginning after January 1, 1976, for companies in the development stage. That statement requires that such companies follow the same accounting practices as operating companies and, thus, defer only those costs which an operating company would normally defer and that dollar amounts be assigned to shares issued for noncash considerations.

DEVELOPMENT ACTIVITIES. The primary business purpose of the Company is the purchase and development of mining properties. The realization of profits and recovery of development costs are dependent upon increased market values and the recoverability of the minerals of the Company's properties.

CASH AND CASH EQUIVALENTS. For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

DEPRECIABLE ASSETS. The Company owns equipment and is using the Modified Accelerated Cost Recovery (macrs) method as allowed by the Internal Revenue Code for depreciation. The difference between macrs and methods as defined under generally accepted accounting principals is immaterial.

NOTES PAYABLE. The Company had various notes payable to individuals. These notes are to Bob Evans, Gerald Sarff, and Bob and Don Delany in the respective amounts of $ 5,864, $ 5,067, and $ 6,436. These loans and advances are generally due and payable within one year, thus, they are classified as current Notes Payable. These individuals are related parties to Iron Mask Mining Company.

INCOME TAXES.   The  Company  files  its  corporate  income  tax  returns  as  a development stage company. Accordingly, all income and expense items are being capitalized as development costs.

NOTE  2:  ACQUISITION  AGREEMENT  YELLOW  PINE  RESOURCES  INC

The Company entered an agreement with Yellow Pine Resources Inc to acquire all of the outstanding shares of Yellow Pine Resources Inc in a stock for stock exchange. After concluding the transaction, Iron Mask Mining Company owns 100% of the outstanding stock of Yellow Pine Resources Inc. Iron Mask Mining Company issued 6,000,000 shares to the shareholders of record of Yellow Pine Resources Inc. Iron Mask received $341,796 of capitalized development costs for income tax purposes and the applicable mining leases and other assets of Yellow Pine Resources. $300,000 has been included as Common stock and $41,796 as additional paid in capital.

                            Iron Mask Mining Company
                           A Development Stage Company

                        Notes to the Financial Statements
                                December 31, 2000

NOTE  3:  CONSOLIDATION  INFORMATION

Included in the deficit accumulated during development stage activities is $341,796 incurred by Iron Mask Mining Company's wholly owned subsidiary Yellow Pine Resources Inc. See Note 2 for more information concerning the acquisition of Yellow Pine Resources Inc.

NOTE  4:  LAND  SALE

During the year ended June 30, 2000, the company sold some land. This land was acquired in approximately 1957 and the recorded book basis was $132,588 for land, buildings, and equipment. The buildings and equipment had been fully depreciated over their useful lives, and were either included in the sale or had been discarded over the years and not recorded. The Company currently does not own any real property or improvements. The sales price for the land, net of selling expenses was $57,829. The loan from Montana Land Investments LLC, plus interest, was paid directly by the title company.

NOTE  5:  AMERICAN  DIATOMITE  LLC  AGREEMENT  AND  RELATED  PARTY  ACTIVITY

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

                              IRON MASK MINING  COMPANY
                                     FORM  10-QSB
                 FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31,  2001

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company is a mining company engaged in exploration and development activities. The Company is pursuing opportunities within the mining industry as well as other industries. The Company filed Form 10-SB General Form for Registration of Securities with the Security and Exchange Commission on March 22, 2000. The Company's registration became effective on April 26, 2000. Pennaluna and Company has made formal application with NASD (National Association of Security Dealers) to list Iron Mask Mining Company's stock on the electronic bulletin board. Public trading will begin when and if the application is approved. The Company expects its shares will be listed on the bulletin board exchange in second quarter 2001 and intends to begin mining operations in summer 2001. The Company's fiscal year end is June 30th.

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

     Revenues

The Company's revenues of $23 for the nine months ended March 31, 2001 was derived entirely from interest income, compared to total revenues of $ 373, of which $77 was from interest income and $296 was from miscellaneous income, for the same period in the prior year.

     Expenses

Total expenses for the nine months ended March 31, 2001 and March 31, 2000 were $63,225 and $26,439 respectively. In the current quarter significant costs were related to the registration and filing requirements of the Company's common stock. Professional fees were $21,573 and $21,000 respectively and were related to the costs of registering the Company's stock and SEC filings. Bank fees and interest expense on short-term loans were $2,311 and $3,915 respectively. License costs were $30 and $642 for each period. Insurance costs were $966 and zero respectively. Assessment expense was $22,000 and zero for each period. Other costs were $16,245 and $882 respectively. Amounts included as other costs were related to site clean-up costs, bonding costs, office expenses and supplies, travel and miscellaneous expenses.

FINANCIAL  CONDITION

     Liquidity

Cash increased $162 during the quarter. Accounts payable increased $15,259, due to assessment and professional fees incurred. Interest payable increased $592. The interest payable amounts were added to notes payable to related parties. Short-term notes payable decreased $413. All long-term debt is owed to related parties and remained the same during the quarter.

                              IRON MASK MINING  COMPANY
                                     FORM  10-QSB
                 FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31,  2001

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

         None

Item 5.  Other information.

         None

Item  6.  Exhibits  and  Reports  of  Form  8-K

(a) Exhibits required by Item 601:

None

(b)  Reports  on  Form  8-K

During the Quarter ended March 31, 2001 the Registrant filed no Form 8-Ks.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MASK MINING COMPANY


    /s/ Robert Delaney
BY: ------------------------------------          DATE:  May 17,  2001
Robert Delaney, President and Director