Form 10KSB
period 2001-06-30
IRON MASK MINING CO
filed 2001-10-15
CIK 1083742

==========================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2001.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-30065

IRON MASK MINING COMPANY
 (Exact name of registrant as specified in its charter)

Idaho State or other jurisdiction of incorporation or organization	Unavailable (IRS Employer Identification No.)

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

YES [ x ] NO [ ]

==========================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year.
June 30, 2001 - $-0-.

The current market value of the common stock held by non-affiliates on September 24, 2001 $1,977,449. There are approximately 10,407,627 shares of common voting stock of the Registrant held by non-affiliates.

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

On March 5, 1999, the Company acquired all of the issued and outstanding shares of common stock of Yellow Pine Resources, Inc. in exchange for 6,000,000 shares of the Company=s common stock.

Current Operations

The Company is engaged in the business of mining. The Company conducts its operations through its wholly owned subsidiary corporation, Yellow Pines Resources, Inc.

The Paymaster and Geel Property

The Company acquired 12 contiguous unpatented mining claims (the "Paymaster Claims") in the Ramshorn Mining District in Madison County, Montana. After initial exploration, sample and reconnaissance, the Company acquired an additional 26 unpatented and three patented mining claims adjacent to the Paymaster Claims. These claims are known as the Geel, Matchless, and Northstar (collectively known as the AGeel Claims@) and are just west of the Paymaster and run for 3 miles to the south.

All of the Company=s mining claims are leased claims coupled with purchase options. The Company does not own these claims outright, but instead pays rental and royalties to the underlying landowner-lessors for the right to conduct mining activities. These payments are credited toward the purchase price of the claims under the purchase option provision of the leases. If such rental and royalty payments are made, as is expected, the Company will acquire ownership of the mining claims.

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

The sheared mineralized zone and adjacent marble bed has been traced by roadcuts, trenches, bull dozer cuts and mines for at least 4 2 miles over the Ramshorn Properties. The evidence of the continuance of the mineralized zone, can be seen as "blue talc" or gouge with veinlets of quartz, iron oxide and other materials. The zone varies from 40 to 70 feet in width.

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

The metamorphic sequence of the Ramshorn district is considered to be Precambrian age and the stratigraphic equivalent of the Cherry Creek (pre-Beltian) as defined by Peale and portions of the Pony metamorphic rocks as descried by Tansley and Shafer (1933, p. 8). By inference from a few absolute age determinations in the area, Burger (1967, p. 16) concluded that the Cherry Creek rocks were probably deformed and metamorphosed during a single organic period which occurred approximately 1.6 - 1.7 billion years ago.

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

The fracturing, shearing and chemical alteration of the host rock along and into the marble beds is an important prospecting and mining factor. Maps clearly demonstrate the relationship between the marble beds and the mineralized zones worked in the area in mines. He concluded that the ore deposits of the area "are by metasomatic replacement of gneiss and marble country rock. The deposits associated with the fissure veins are mainly within marble gneiss. Almost every fissure vein parallels regional fracture systems; most follow a north 30 degrees - 40 degrees northwest fracture system, Metasomatic replacement deposits are almost confined to marble beds. Replacement is localized along fractures cutting across marble beds; along marble - gneiss contacts, especially where these contacts parallel a fracture system; and along shear zones parallel to foliation, most likely developed by shearing related to intrusion."

Burger also concluded that the Tobacco Root Batholith was intruded about 66 million years ago. "After this episode of intrusion and fracturing, quartz monzonite and quartz monzonite prophyry stocks were intruded. These were controlled by fracturing and foliation trends in the country rock. The Tertiary intrusions were accompanied by widespread ore mineralization."

The mineralization on the Betsy Baker Lode claim along the Ramshorn Properties is along bedding planes which strike N. 10' E and dip W 450. It is in a sheared calcareous zone. Another vein with an East-West strike, dipping south 700 on the north end of the claim was exposed in three cross-cut adits and was being worked by miners at the time of their report (1933).

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

Hanging Wall rock is relatively soft yet structurally competent. A 1 7/8 inch drill hole 6 ft. deep has been drilled on a regular basis in 2 minutes. A 13 hole drift round for a 5 x 7 face has been drilled in 30 minutes. A six foot round will pull five feet in a blast. Within 500 ft of the portal a 2 yard bucket LHD can remove a drift round in three hours or less. Therefore, two drift rounds can be drilled, shot and removed in a single shift. Thus, ten feet of advance is projected per shift.

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

Diatomite is a sedimentary rock composed of the microscopic skeletons or frustules of single-celled, mainly planktonic aquatic plants (diatoms). A cubic inch of relatively pure diatomite can contain over 40 million frustules. The frustules which consist of opaline hydrous silica are complexly perforated and exhibit ribs, spines and bristles. Some species exhibiting bilateral symmetry resemble boats, feathers, ladders, and needles whereas other species with radial symmetry resemble wheels, discs, and golf balls. The combined area of holes in the frustules ranges from 10 to 30% of the total area. Diatomaceous rocks may consist almost exclusively of diatoms or the diatoms may be mixed with varying amounts of clay, silt, volcanic ash or other impurities (Bates 1969; Durham, 1973)

When pure, diatomite is light-colored, soft, very porous and extremely light-weight. Generally, diatomite is white or nearly white and has an apparent hardness of 1.5 although the opaline silica comprising the diatom skeletons has a hardness ranging from 4 to 6. Porosity may be 75% or more and diatomite powder can absorb 1 2 to 3 times its weight of water. Dry blocks of crude diatomite have an apparent density ranging from 20 to 40 pounds per cubic foot and diatomite powder packs so loosely that the apparent density is as low as 10 pounds per cubic foot (Durham, 1973; Bates, (1969).

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

Mining Processing Packing and Shipping	10% 60% 30%

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

Cordoba Corporation and Garnet Mining Corporation

The Company entered into an agreement dated August 23, 2001 and Addendum dated September 24, 2001 with Cordoba Corporation and Garnet Mining Corporation, whereby in exchange for the issuance of 16,367,280 shares of the common stock of the company (subject to later adjustment depending on the share value of the free-trading shares of the company) it will acquired the rights to in situ gold reserves explored, defined and reported by Pegasus Gold Corporation and located in Western Montana approximately fifty miles northeast of Missoula, Montana. The defined reserve consists of 455,000 ounces of recoverable gold. Over twenty of the 180 drill holes intersected high-grade ore zones, but it must be assumed that the bulk of the deposit is of low grade. The company has the opportunity either to further define and mine the high-grade deposits or consider a mining operation to extract the entire deposit.

In addition, the Company acquired the right to purchase the fee simple title to further patented mining claims in the immediate area surrounding the defined reserves, which both contain stockpiled ores and recoverable mine tailings amenable to near-term processing. The properties that can be acquired are within the historic Garnet Mining District, and are adjacent to Garnet Ghost Town, which, though largely undeveloped and unimproved, attracts more than 30,000 visitors annually. The previous owners have conducted research into the feasibility of developing the properties further for recreational and tourist development. Their findings, which have been released to company, indicate that such development could prove profitable to the company in the future, but the company has not undertaken any independent assessment as to the feasibility of such a development and has no immediate plans to do so.

While the Company has entered into the foregoing agreement, the terms of the agreement have not been fully-filled by either party and there is no assurance that the terms will ever ultimately be fully-filled by either party.

The following is information regarding to the mineral reserve acquired by the Company.

Location

The Garnet District occupies the crest of the Garnet Range, and is accessible from Interstate 90 to the south, via a rough road leading from the Bearmouth exit. From the north, access is via a well-maintained county road leaving Montana State Highway 200 near the Lubrecht Camp exit, five miles east of Potomac.

Geology

The regional geology of the area is characterized by late Proterozoic sedimentary formations that have been metamorphosed to varying degrees, and are host to both outcropping and interpreted igneous intrusions. Rock formations in the areas of interest are quartzites, shales and carbonates; intrusives are principally granodiorite. Mineralization associated with the intrusives, faulting and joint systems has resulted in vein-type ore bodies, skarns and mineral dissemination in granodiorite. Most of the mineral production, mainly gold in terms of value, but also including silver, copper and lead, has been from traditional underground vein mines, inactive for many years. Modern, well-funded exploration in the district has sought larger targets, using ground an aerial geophysics to define areas of interest, followed by goechemical sampling and drill hole analyses on specific areas or targets.

Ore Reserves

Pegasus Exploration:

Between December, 1989, and December, 1992, Pegasus Gold conducted an exploration program covering over 22 square miles and employing airborne magnetics and resistively, ground magnetics, IP, and resistively surveys. Drill targets were defined using geologic mapping, rock, soil and trench geochemistry. Fourteen targets were drill tested with 147 reverse circulation holes (47,601 feet), and six core holes (1,710 feet). Potentially mineable reserves were discovered in three separate deposits.

Results of Pegasus Exploration.

The three potentially mineable zones referred to are the Nancy Hanks and contiguous claims, the nearby Cascade area (1500 feet west of Nancy Hanks), excluded from the valuation due to questions of ownership, and the Coloma deposit two miles west and not part of either the Garnet or Copper Cliff districts, the subjects of this valuation. There are numerous drill hole records on the Nancy Hanks/Dewey/Cascade zone of the Garnet districts, the most promising for a potential gold mine

Drill hole locations are plotted on maps prepared by Pegasus, and corresponding drill hole logs are compiled in their Table 2, Drill Hole Summaries, which records grid locations by northings and eastings, azimuth, declination, depth and altitude of the holes, and gold and silver inter5cepts and assays. Cross-sections of potentially-mineable Dewey/Nancy Hanks and Cascade zones were constructed by Pegasus, showing drill holes and intercepts of gold and other geology. Pegasus calculated ore reserves manually by drawing polygons on the cross sections, and with polygon cross-sectional areas determined by use of planimeters. Polygons were then extended halfway to the adjacent cross section to determine volume and tonnage. Ninety-three Aore blocks@ were created on ten cross-sections.

The approach employed by Pegasus is suitable as a first approximation, early-indication-type of estimate, to determine whether enough gross grade and tonnage is present to merit further work, but is far too generalized for feasibility decisions. More sophisticated analytical techniques using computer models (below) can reveal ore grades and gross tonnages that differ significantly from first approximations. They can be substantially higher or lower, due to more selective designation of what is ore and what is waste, which can subsequently expand or contract mineable zones. Pegasus calculated 3.2 million tons of ore for the Dewey/Nancy Hanks ore body, running 0.040 ounces per tone (o.p.t.) and a ratio of about 2:1 of waste rock to ore (stripping ratio). Drill hole assays report very low silver values, and no estimate of silver is provided by Pegasus, and therefore not in the current valuation as well.

Computer Mine Modeling Results.

The current valuation uses computer mine modeling, namely the commonly-used proprietary programs SURPAC and 3-D. SURPAC to generate a mine block model, in this case with user-defined mine blocks 100 feet square and 50 feet high. Modeling utilized 62 drill holes in the Dewey/Nancy Hanks area and 17 in the Magone & Anderson, with an average spacing of 250 feet apart, providing sufficient basis for considering the results to be in the proven/probable range, and therefore sufficient for economic analysis. Entire mine blocks are categorized as either ore or waste, and all blocks that average a gold content above a specified cutoff grade (0.018 o.p.t. for initial calculations) are defined as ore. The model employs geostatistical techniques based on drill hole data over the Dewey, Nancy Hanks, and contiguous claims, and the Magone & Anderson and San Jose claims, to determine ore grades of the blocks. It is a much more thorough method than polygons, and a larger area is covered. These data are then fed into the 3-D program (developed by Whittle Programs Pty, Ltd.) which incorporates mining costs and gold prices provided by the model=s user, to determine pit configuration and mineable tons of ore and waste. At a gold price of $300/oz, computer modeling generates gold ore reserves of nearly 7 million tons at an average grade of 0.086 o.p.t., and with less waste rock than ore resulting in a stripping ratio of about 0.64 to one. At an 80% recovery factor, this results in 455,875 recoverable ounces of gold. These are higher tonnages and higher grade than the manual calculations by Pegasus, due to the computer modeling capturing all possible reserves, covering a larger area, and a better stripping ratio benefitting from much of the Nancy Hanks area having had overburden already pushed aside, thus improving grade by reducing waste. Also, a small additional pit was identified.

Computer modeling using Pegasus= drill hole data generated two mineable areas. The largest has a roughly oval pit outline measuring approximately 2, 300 feet east-west, and 1,000 feet north-south, and includes parts of the Dewey, Nancy Hanks, Midnight, Shamrock and International claims. The second is a circular pit approximately 400 feet in diameter, straddling the boundary line between the Magone & Anderson and San Jose claims. This ore is included as being part of a logical mining unit, but the tonnage is reduced by one-half to reflect the fact that some of the ore has already been mined-out from underground. In any case, the tonnage and gold content have only a minor effect on the economics of the valuation.

Gold ore located on the Shamrock claim is included as part of the open pit resources and therefore the FMV, as it would be physically and economically impossible to develop an open pit and not mine the Shamrock, with its attendant costs and rock disposal, even if gold were not extracted. Underground mining in order to avoid the Shamrock is not economically feasible, and most likely impossible from a realistic engineering design standpoint.

Silver Resources.

In general, silver is too scarce to be considered. Pegasus= Appendix F, Geochemical Lab Reports, Drilling Samples, reports hundreds of assays conducted by Bondar-Clegg Co. of Vancouver, B. C., a widely-used and respected lab. (A few other assays were conducted by American Assay Labs, Inc., and by SVL Analytical, Inc.) Nearly all of the assays show no silver above the 0.02 o.p.t. (troy ounces per short ton) assay threshold, and for those few that do, none exceed one o.p.t. Note that at a silver price of $5.00/oz, 0.02 o.p.t. equates to a gross ore value of 10 cents per ton. Thus, all that can be said is that the gross amount of silver possibly contained in the Garnet project is unknown, but is less than 0.02 o.p.t. Therefore, this valuation does not include any estimate of silver resources.

Existing Mine Dumps.

Common practice for a newly-established mine in an old mining district is to improve cash flow by immediately mining the old dumps, because contained gold can be recovered at very low cost, essentially a front-end-loader and dump truck operation. In other words, they are commonly considered to be part of a logical mine plan. An added advantage is that old dumps can be unsightly, and sources of contamination, and may have to be removed or remediated in any case. For these reasons, gold-bearing dumps on the Lead King, Red Cloud, Tiger, Free Coinage, Shamrock, 4th of July and GMC=s portion of the Homestake claims are counted in the first year=s production. Dumps on the Dewey and Nancy Hanks claims were screened and recovered years ago, as were about half of the Lead King=s, and an estimated 10% of the lower 4th of July=s. The Shamrock dump is included, inasmuch as the Shamrock claim is part of a contiguous potential open pit, and it would be illogical to exclude the higher grade dumps while mining the lower grade pit ore. Mineable dumps contain 31, 952 tons of ore, averaging 0.102 o.p.t., and containing 3,246 oz. Of gold, which would have a gross value of $1,022,490 at $315/oz. For simplification in the economic feasibility model, this is converted to equivalent tonnage at the overall average ore grade (0.086 o.p.t.) for the project, equivalent to 37,987 tons, which is included in the first year=s production.

Summary

The foregoing summarizes the condition of the property rights to be acquired from Cordoba Corporation and Garnet Mining Corporation, however, as of the date hereof the rights have not been conveyed and there is no assurance they will ever by conveyed. Even if they are conveyed, there is no assurance the Company will conduct further exploration or ever develop the property.

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

2. No Commercially Mineable Ore Body. No commercially mineable ore body has been delineated on the properties, nor have any reserves been identified, except: (1) the Garnet properties, for which a mineral reserve has been blocked and a mineral evaluation completed for the Company; and, (2) the Diatomaceous Earth property, for which a survey has been completed but has not blocked out.

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

4. Nature of the Industry. Exploration, development and mining of mineral properties is highly speculative and involves unique and greater risks than are generally associated with other businesses. The Company=s operations will be subject to all the operating hazards and risks normally incident to the exploration, development and mining of mineral properties, including risks enumerated above and below.

5. Fluctuating Price for Metals. The Company=s operations will be greatly influenced by the prices of silver, copper, lead, zinc and other metals. These prices fluctuate widely and are affected by numerous factors beyond the Company=s control, including expectations for inflation, the strength of the United States dollar, global and regional demand and political and economic conditions and production costs in major metal producing regions of the world.

6. Mining Claims. The Company holds mining claims which require work and financial expenditures to retain their validity.

7. Environmental Controls. Compliance with statutory environmental quality requirements may necessitate significant capital outlays, may materially affect the earning power of the Company, or may cause material changes in the Company=s intended activities. No assurance can be given that environmental standards imposed by either federal or state governments will not be changed or become more stringent, thereby possibly materially adversely affecting the proposed activities of the Company.

8. Governmental Regulation and Environmental Controls. The Company=s activities are subject to federal regulations controlling not only the exploration for and development of mineral properties, but also the possible effect of such activities upon the environment. In its mining operations, the Company will use certain equipment which will subject the Company to safety and health regulations. While the Company intends to act in compliance with all such regulations, any adverse ruling under any regulations, any imposition of a fine, or any imposition of more stringent regulations could require the Company to make additional capital expenditures that could impair its operations.

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

11. Need for Subsequent Funding. The Company has an immediate need for additional funds in order to finance its proposed business operations. The Company=s continued operations therefore will depend upon the availability of cash flow, if any, from its operations or its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

12. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Directors who will exercise control over the day to day affairs of the Company.

13. Issuance of Additional Shares. Approximately 75,990,184 shares of Common Stock or 75.99% of the 100,000,000 authorized shares of Common Stock of the Company will remain unissued even if all shares offered hereby are sold. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company following the offering, from its authorized but unissued shares, would have the effect of further diluting the interest of investors in this offering.

14. Non-Arms=s Length Transaction. The number of shares of Common Stock issued to present shareholders of the Company for cash was arbitrarily determined and may not be considered the product of arm=s length transactions.

15. Competition. The Company believes that it will have competitors and potential competitors, many of whom may have considerably greater financial and other resources than the Company.

16. Because the Company=s securities are a penny stock, shareholders may not be able to resell them. The Company=s common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because the Company=s shares of common stock are a penny stock, shareholders may be unable to resell them. This is because the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell the Company=s securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in the Company=s stock.

17. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company=s Common Stock. The shareholders purchasing in this offering may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company=s Board of Directors.

18. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company=s Common Stock should refrain from the purchase of the securities being offered hereby.

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company does not own any real or personal property other than its mining claims and mining rights. The Company owns twelve contiguous unpatented mining claims in the Ramshorn Mining District in Madison County, Montana. In addition, the Company acquired the mining rights to an additional 26 claims (Paymaster).

The Company=s corporate offices are located at 656 Cedar Street, Ponderay, Idaho 83852 and its telephone number is (208) 263-3834. The Company uses 100 square feet of space at Mr. Robert Evans home free of charge.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter which ended June 30, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

At September 10, 2001, the Company had 1,223 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company. The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "IMKG". The table shows the high and low bid of the Company=s common stock since June 14, 2001, when the Company=s securities began trading.

Quarter ended
2001	High Bid	Low Bid
June 30	$ 0.20	$ 0.18

There are no outstanding options or warrants, or other securities convertible into, common equity. Of the 24,009,816 shares of common stock outstanding as of September 24, 2001, 13,602,189 shares were issued to the Company=s officers, directors and other affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Dividends

The Company has not declared any cash dividends, nor does it intend to do so. The Company is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Company insolvent. Dividend policy will be based on the Company=s cash resources and needs and it is anticipated that all available cash will be needed for the Company=s operations in the foreseeable future.

SEC Rule 15g

The Company=s shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell the Company=s securities and also may affect a shareholders ability to sell his or her shares in the secondary market.

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

Section 16(a)

All of the officers and directors have filed all required Forms 3, 4 and 5.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

The Company is a mining company engaged in exploration and development activities. The Company is pursuing opportunities within the mining industry as well as other industries. The Company filed Form 10-SB General Form for Registration of Securities with the Securities and Exchange Commission on March 22, 2000. The Company=s registration became effective on April 26, 2000. The Company=s stock is listed on the electronic bulletin board. Public trading began in June 2001. The Company intends to begin mining operations in Spring 2001. The Company=s fiscal year end is June 30th. The Company's trading symbol is IMKG.

Overview

The Company was formed on May 16, 1957 and engaged in mining activities from 1957 to 1991. From 1991 to February 1999 the Company was inactive. On March 5, 1999, the Company acquired 100% of the stock of Yellow Pine Resources, Inc., in exchange for 6,000,000 shares of the Company=s common stock. On May 10, 2000, the Company entered into an agreement with American Diatomite, L.L.C., to develop, mine and retain profits from 42 unpatented mining claims in exchange for 6,200,000 shares of the Company=s common stock. The Company has a five-year option to purchase the 42 mining claims for $3,000,000 from American Diatomite, L.L.C. The $3,000,000 purchase option price is exclusive of capital gains taxes incurred by American Diatomite, L.L.C. The Company additionally will pay a $10/ton royalty payment for diatomaceous earth sold and shipped from American Diatomite, L.L.C.

Revenues

The Company=s revenues of $24 for the year ended June 30, 2001 was derived entirely from interest income, compared to total revenues of $407, of which $111 was from interest income and $296 was from miscellaneous income, for the same period in the prior year.

Expenses

Total expenses for the year ended June 30, 2001 and June 30, 2000 were $77,001 and $59,882 respectively. Professional fees were $30,031 and $22,255 respectively and were related to the costs of registering the Company=s stock and SEC filings. Bank fees and interest expense on short-term loans were $2,956 and $3,915 respectively. License costs were $30 and $642 for each period. Insurance costs were $966 and zero respectively. Assessment expense was $22,000 and zero for each period. Depreciation expense was $400 and zero for each period. Right-to-mine costs were zero and $31,000 respectively. Other costs were $20,618 and $2,070 respectively. Amounts included as other costs were related to site clean-up costs, bonding costs, office expenses and supplies, travel and miscellaneous expenses.

Financial Condition

Liquidity

Cash decreased $370 during the quarter. Accounts payable increased $8,243, due to assessment and professional fees incurred. Interest payable increased $624. Short-term payables to related parties increased $8,856. Other short-term notes payable decreased $4,618. All long-term debt is owed to related parties and remained the same during the quarter.

Capital Requirements

The Company=s stock registration, listing, and subsequent offering will allow the Company to raise the capital needed to pursue its long-term goals of developing its gold and diatomite mining operation and other opportunities identified by management.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditor=s Report	F-1
Balance Sheet Statement of Operations Statement of Changes in Stockholders Equity Statement of Cash Flows	F-2 F-3 F-4 F-5
Notes to the Financial Statements	F-6

Independent Auditor=s Report

Board of Directors
Iron Mask Mining Company
PO Box 1713
Sandpoint, Idaho 83864

We have audited the accompanying Balance Sheet of Iron Mask Mining Company as of June 30, 2001 and 2000, and the related Statements of Operations, Statement of Cash Flows and Statement of Changes in Stockholders Equity for the years then ended. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Mask Mining Company as of June 30, 2001 and 2000, and the results of operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Scott Beggs & Company, Inc

Scott Beggs & Company, Inc
Kellogg, Idaho 83837

August 31, 2001

Iron Mask Mining Company A Development Stage Corporation Balance Sheets June 30, 2001 and 2000

	2001	2000
Assets

Cash in Bank	36	3,346
Prepaid Insurance	------------	750 ------------
	36	4,096

Equipment	2,800
Accumulated Depreciation	(400) ------------	0 ------------
	2,400	0

	2,436 ========	4,096 ========

Liabilities and Equity

Accounts Payable	47,878	350
Interest Payable	2,802	3,343
Accounts Payable - Related Parties	8,856
Notes Payable - Due within One Year	10,344 ------------	------------
	69,880	3,693

Notes Payable - Due in more than One Year	2,405 ------------	0 ------------
	2,405	0

	72,285	3,693

Common Stock, par value $ .005, authorized 100,000,000 shares,
issured and outstanding 22,187,316	837,091	830,366
Additional Paid in Capital	215,936	215,936
Deficit accumulated during Development Stage	(1,122,876) ------------	(1,045,899) ------------
	(69,849)	403

	2,436 ========	4,096 ========

See the accompanying accountant=s report and notes, which are integral parts of these financial statements.

Iron Mask Mining Company A Development Stage Corporation Statement of Operations For the Three Months and Years Ended - June 30, 2001 and 2000

		Inception to		Inception to
	06/30/01	06/30/01	06/30/00	06/30/00

Interest Income	24	83,929	111	83,905
Gain (Loss) on Sale of Assets		(29,551)	(29,551)	(29,551)
All Other Income	------------	39,645 ------------	296 ------------	39,645 ------------
	24	94,023	(29,144)	93,999

Professional Fees	30,031	135,428	22,255	105,397
Payroll Taxes and Insurance	966	50,788		49,822
Interest and Bank Fees	2,956	26,026	3,915	23,070
Taxes and Licenses	30	7,873	642	7,843
Other	20,618	601,594	2,070	580,976
Assessments	22,000	22,000
Right to Mine		31,000	31,000	31,000
Other Operating Costs
Depreciation Expense	400	400
Rounding	------------	(6) ------------	------------	(6) ------------
Total Expenses	77,001	875,103	59,882	798,102

Net Loss	(76,977)	(781,080)	(89,026)	(704,103)

Acquistion of Yellow Pine Resources Cost		(341,796)		(341,796)

Accumulated Deficit - Start of Period	(1,045,899) ------------	0 ------------	(956,873) ------------	0 ------------

Accumulated Deficit - End of Period	(1,122,876) ========	(1,122,876) ========	(1,045,899) ========	(1,045,899) ========

Earnings Per Share	(0.0034) ========	(0.0340) ========	(0.0040) ========	(0.0317) ========

See the accompanying accountant=s report and notes, which are integral parts of these financial statements.

Iron Mask Mining Company A Development Stage Corporation Statement of Changes in Stockholders Equity For the Three Months and Years Ended June 30, 2001 and 2000

	Qtr Ended	Year to Date	Qtr Ended	Year to Date
	06/30/01	06/30/01	06/30/00	06/30/00
Common Stock
Start of Period	837,091	830,366	799,366	799,366
For Servcies	------------	6,725 ------------	31,000 ------------	31,000 ------------

End of Period	837,091	837,091	830,366	830,366
Additional Paid In Capital
Start of Period	215,936	215,936	215,936	215,936
None	------------	------------	------------	------------

End of Period	215,936	215,936	215,936	215,936
Accumulated Deficit
Start of Period	(1,109,101)	(1,045,899)	(1,012,490)	(956,873)
Current Period Profit (Loss)	(13,775) ------------	(76,977) ------------	(33,409) ------------	(89,026) ------------
End of Period	(1,122,876)	(1,122,876)	(1,045,899)	(1,045,899)
Total Stockholders' Equity	(69,849) ========	(69,849) ========	403 ========	403 ========

See the accompanying accountant=s report and notes, which are integral parts of these financial statements.

Iron Mask Mining Company A Development Stage Corporation Statement of Cash Flows-Indirect Method For the Three Months and Years Ended-June 30, 2001 and 2000

		Inception to		Inception to
	06/30/01	06/30/01	06/30/00	06/30/00

Net Loss	(76,977)	(751,528)	(59,475)	(674,551)
Adjustments to Reconcile to Net Cash
Depreciation Expense	400	47,608		47,208
Rounding Adjustment	1	1
Loss on Sale of Land		452		452
Changes in Assets and Liabilities
(Increase) Decrease in Prepaid Insurance	750			(750)
Increase (Decrease) in Payable Accounts	46,987	50,680	2,274	3,693
Increase (Decrease) in Payable Accounts - Related Parties	8,856	8,856
	(19,983)	(643,931)	(57,201)	(623,948)

Sale of Land		73,397	57,829	73,397
Purchase of Property/Equipment	(2,800)	(153,409)		(150,609)
	(2,800)	(80,012)	57,829	(77,212)

Common Stock Proceeds	6,725	711,231	31,000	704,506
Loan Proceeds	12,748	46,103	5,000	33,355
Loan Repayments		(33,355)	(33,355)	(33,355)
	19,473	723,979	2,645	704,506

	(3,310)	36	3,273	3,346

	3,346	0	73	0

	36	36	3,346	3,346
Interest	2,956		3,915
Income Taxes	0		0

See the accompanying accountant=s report and notes, which are integral parts of these financial statements.

Iron Mask Mining Company

A Development Stage Company

Notes to the Financial Statements

June 30, 2001

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

Development Activities The primary business purpose of the Company is the purchase and development of mining properties. The realization of profits and recovery of development costs are dependent upon increased market values and the recoverability of the minerals of the Company=s properties.

Cash and Cash Equivalents For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Property and Equipment Depreciation is provided for on the straight line method of accounting over 5 to 7 years on equipment and 20 years on buildings.

Notes Payable The Company had various notes payable to individuals. During the year ended June 30, 2000, the Company was able to pay off these loans using cash proceeds from the sale of real estate. The interest accumulated on these notes is still recorded as a Company payable.

During the year ended June 30, 2001, the Company incurred new notes from various shareholders. These note have varying terms and maturities, Notes with maturities of less than one year include, Gerald Sarff - principal due of $ 4,867 and Robert Evans - principal due of $ 5,476. Notes with maturities of greater than one year include Bob and Don Delany - principal due of $ 2,405.

Income Taxes The Company files its corporate income tax returns as a development stage company. Accordingly, all income and expense items are being capitalized as development costs.

Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Iron Mask Mining Company

A Development Stage Company

Notes to the Financial Statements

June 30, 2001

NOTE 2: ACQUISITION AGREEMENT YELLOW PINE RESOURCES INC

During the year ended June 30, 1999 the Company entered an agreement with Yellow Pine Resources Inc to acquire all of the outstanding shares of Yellow Pine Resources Inc in a stock for stock exchange. After concluding the transaction, Iron Mask Mining Company owns 100% of the outstanding stock of Yellow Pine Resources Inc. Iron Mask Mining Company issued 6,000,000 shares to the shareholders of record of Yellow Pine Resources Inc. Iron Mask received $ 341,796 of capitalized development costs and the applicable mining leases and other assets of Yellow Pine Resources. $ 300,000 has been included as Common stock and $ 41,796 as additional paid in capital.

This transaction was recorded as a pooling of interest for business combinations. During the period for the year ended June 30, 1999, Yellow Pine Resources Inc had no significant business activity.

NOTE 3: CONSOLIDATION INFORMATION

Included in the deficit accumulated during development stage activities is $ 341,796 incurred by Iron Mask Mining Company=s wholly owned subsidiary Yellow Pine Resources Inc. See Note 2 for more information concerning the acquisition of Yellow Pine Resources Inc.

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

June 30, 2001

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

NOTE 7: RELATED PARTY INFORMATION

During the year ended June 30, 2001, the Company conducted business with various shareholders who incurred expenses on behalf of the company and borrowed funds from certain shareholders. See Note 1 for more information. In addition to the loans, the company has significant accounts payable to some of these same shareholders.

NOTE 8: QUARTERLY FINANCIAL INFORMATION

Following is a table of the revenue and expenses for each of the quarters of operations during the current year.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
Income
Interest Income	17	4	2	1	24
Other Income					0
Professional Fees	7,450	4,031	10,092	8,458	30,031
Payroll Taxes & Insurance	866	100			966
Interest and Bank Fees	412	820	1,079	645	2,956
Taxes and Licenses	30				30
Other	4,620	5,593	6,032	4,373	20,618
Assessments	20,000		2,000		22,000
Depreciation Expense			100	300	400
Total Expenses	33,378	10,544	19,303	13,776	77,001
Net Income (Loss)	(33,361)	(10,540)	(19,301)	(13,775)	(76,977)

Iron Mask Mining Company

A Development Stage Company

Notes to the Financial Statements

June 30, 2001

NOTE 9: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the company is unable to continue in existence.

NOTE 10: SUBSEQUENT EVENTS

Subsequent to the year end, the Company has entered into an agreement with Cordoba Corporation and Garnet Mining Corporation. The agreement provides for the purchase various mineral reserves and mining claims for $ 3,273,456. Iron Mask will pay for this purchase by the issuance of shares of common stock with a deemed value of $ 0.20 per share. However, if within one year Iron Mask shares are not trading at $ 0.20 or more per share, additional shares will be issued to increase the compensation to equal the agreed to purchase price. Upon conveyance of the shares Garnet shall be entitled to a seat on the board of directors.

The Company acquired from Cordoba Corporation a proven drilled and blocked gold reserve of 455,875 ounces of recoverable gold. This reserve was calculated as part of a Mineral Property Valuation prepared by John C Brower, Ph.D, Mineral Economist in September 1999. This valuation report was prepared jointly for the US Bureau of Land Management and the Cordoba Corporation. Oremont Corporation an entity controlled by two Iron Mask shareholders/officers/directors was acquired by Iron Mask In August 2000 for 4.5 million shares of Iron Mask stock. Oremont=s major asset was an option to acquire the gold reserves of Cordoba Corporation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

Each of the Company=s directors is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified. Each officers is elected by the board of directors to a term of one (1) year and serves until his or her successor duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age and position of the Company=s present officers and directors are set forth below:

Name	Age	Position
William Wells	76	Chairman of the Board of Directors, President and Chief Executive Officer
Robert Delaney	61	Vice President, Assistant Secretary and a member of the Board of Directors
Robert Evans	75	Vice President, Secretary/Treasurer, Chief Financial Officer and a member of the Board Directors
Donald Delaney	64	Vice President, Assistant, Secretary, and a member of the Board of Directors
Gerald E. Sarff	81	Member of the Board of Directors
Nona Evans	74	Member of the Board of Directors

All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The Company=s officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign, or have been removed from office.

Officer and Director Biographies:

William W. Wells, Chairman of the Board of Directors, President and Chief Executive Officer

Since June 2001, Mr. Wells has been the Chairman of the Board of Directors, President and Chief Executive Officer. From 1950 to 1972, Mr. Wells was Senior Vice President of Champion International. Champion International is a forest products company. From 1996 to 2001, Mr. Wells own and operated General Timber Company. General Timber Company is a natural resource company. From 1992 to 1996, Mr. Wells was Vice President of Morrison Knudsen Construction Company and Georgia Pacific.

Robert Delaney, Vice President and a member of the Board of Directors

Since January 1998, Mr. Delaney has been a member of the Board of Directors of the Company and since June 2001, he has been a Vice President. From April 1999 to June 2001, Mr. Delaney was the President of the Company. Since 1958, Mr. Delaney has been self employed in timber sales and mining development. Mr. Delaney is the brother of Donald Delaney, the Company=s Vice President, Secretary/Treasurer and a member of the Board of Directors.

Robert Evans, Vice President, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors

Since 1957, Mr. Evans has been a member of the Board of Directors of the Company and since April 1999 he has been Vice President, Secretary/Treasurer and Chief Financial Officer of the Company. Prior to April 1999, Mr. Evans was President of the Company. Mr. Evans is also a director and Secretary of Silver Butte Mining Co. Mr. Evans is the husband of Nona Evans, a member of the Board of Directors of the Company.

Donald Delaney, Vice President and a member of the Board of Directors

Since April 1999, Mr. Delaney has been Vice President and a member of the Board of Directors of the Company. Since 1958, Mr. Delaney has been self employed in timber sales and mining development. Mr. Delaney is the brother of Robert Delaney, a Company Vice President and a member of the Board of Directors.

Gerald E. Sarff, Member of the Board of Directors

Since 1957, Mr. Sarff has been a member of the Board of Directors.

Nona Evans, Member of the Board of Directors

Since April 1999, Mrs. Evans has been a member of the Board of Directors. From April 1978 to January 1998, Mrs. Evans served on the Board of Directors. Mrs. Evans is the wife of Robert Evans, the Company=s Vice President, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors.

All of our officers and directors are engaged in other business. As such, they will not be devoting time exclusively to our operations. Our officers and directors intend to devote approximately 80% of their time to the operation of our business.

None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature.

The Company=s last annual meeting of shareholders was held on January 21, 1998.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth the compensation paid to our officers during fiscal 2001. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
William W. Wells President	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Robert Delaney Vice President	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Robert Evans Vice President, CFO, Secretary/Treasurer	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Donald Delaney Vice President	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1] All compensation received by the officers and directors has been disclosed.

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

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2001.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

On July 15, 2001, the Board of Directors awarded shares of the common stock for services as directors to the following:

Robert and Nona Evans Gerald Sarff	500,000 shares 250,000 shares

No compensation was issued to the Board of Directors during the year ended 2000. Each member of the Board of Directors received 50,000 shares of common stock to serve on the Board of Directors during fiscal 1999. The directors did not receive any other compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the Board of Directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Name and Address of owner	Number of Shares	Position	Percent of Shares
William W. Wells P.O. Box 280 Sumpter, OR 97877	0	President, CEO and Chairman	0.00%
Robert Delaney 4022 S. Avenue W. #12 Missoula, MT 59804	1,337,276	Vice President and Director	5.53%
Robert Evans [3] P.O. Box 178 Ponderay, ID 83852	749,104	Vice President, CFO Secretary/Treasurer and Director	4.84%
Donald Delaney 801 Simons Drive Missoula, MT 59803	1,197,734	Vice President and Director	4.99%
Gerald E. Sarff P.O. Box 54 Kootenai, ID 83840	652,088	Director	3.76%
Nona Evans [3] P.O. Box 178 Ponderay, ID 83852	0	Director	0.00%
All officer and directors as a group (6 persons)			19.12%
Mike Lefleur	1,544,470		6.43%

[1] Includes 300,000 shares of common stock owned by the Delaney Creditor Trust.

[2] Includes 450,000 shares owned by Mr. Delaney=s wife Shirley Delaney and 300,000 shares of common stock owned by the Delaney Creditor Trust.

[3] Mr. and Mrs. Evans shares are held jointly. Therefore for the purpose of this chart the shares are reflected in his name only.

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

In August 1999, the Company entered into an agreement with American Diatomite, L.L.C., an Idaho limited liability company ("American") wherein the Company acquired a 50% interest in one property containing 42 unpatented mining claims. Robert Delaney, the Company=s President and Donald Delaney, the Company=s Vice President each own a 25% interest in and to American. Under the terms of the agreement, the Company is obligated to pay American $1,200,000 as follows: $200,000 from the proceeds of a public offering to be conducted by the Company with the remaining $1,000,000 to be paid at the rate of $200,000 per year plus interest at the rate of 5% per annum. Further the Company is obligated to issue to American 6,000,000 restricted shares of the Company=s common stock and pay an additional $200,000 as an advance royalty payment. The royalty payment is specifically excepted from the purchase price. Under the terms of the agreement, the Company will have the exclusive mining rights to the property for a period of five years. If at the end of the five years, the Company is not mining the deposits, American will have the right to mine and sell diatomaceous earth from the property. The Company will pay a royalty of four percent (4%) of the net sales price of the diatomaceous earth mined and thereafter split the net profit of diatomaceous earth sold. The Company will be responsible for all future Bureau of Land Management lease payments of approximately $4,000.00 per year. On October 25, 1999, the Company and American entered into an extension agreement wherein the Company was granted an additional ninety (90) days to complete its public offering. The consideration for the extension agreement was an additional 200,000 restricted shares of the Company=s common stock. As of the date hereof no moneys have been paid to American and no shares of common stock have been issued to American.

The foregoing agreement was canceled on May 10, 2000 and a new contract was entered into between the parties. Under the terms of the new agreement, American will receive 6,200,000 restricted shares of common stock. The Company will pay $25,000 each quarter as a minimum royalty payment and all pertinent assessment fees. The Company will have the option of acquiring the entire diatomaceous earth deposit owned by American in consideration of an additional $3,000,000. The option will expire five years from the date of this agreement. The Company will pay a $10.00 per ton royalty for diatomaceous earth that is sold and shipped from the property. LeRoy and Robie Stout will receive a combined $2,000 per month consulting fee from the Company. The consulting fee will be increased up to $3,000 per month during the next 60 months. The consulting fee will not be paid until the Company=s common stock is traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc.

On the 23rd day of August, 2001, the Company entered into an agreement with Cordoba Corporation and Garnet Mining Corporation. The agreement provides for the purchase of various mineral reserves and mining claims fro $3,273,456. The Company will pay for this purchase with the issuance of shares of common stock with a redemption value of $0.20 per share. However, if within one year the Company=s shares are not trading at $0.20 or more per share, additional shares will be issued to increase the compensation to equal the agreed to purchase price. Upon conveyance of the shares Garnet Mining Corporation will be entitled to a seat on the Board of Directors.

The Company acquired from Cordoba Corporation a proven drilled and blocked gold reserve of 455,875 ounces of recoverable gold. This valuation report was prepared jointly for the US Bureau of Land Management and the Cordoba Corporation. Oremont Corporation, an entity controlled by Williams Wells, Robert Delaney and Donald Delaney, was acquired by the Company in August 2000 for 4.5 million shares of the Company=s common stock. Oremont Corporation=s major asset was an option to acquire the gold reserves of Cordoba Corporation.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the period ended June 30, 2000.

(b) Exhibits

The following Exhibits are incorporated herein by reference from the Registrants=s Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-30065 on March 22, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 3.3 3.4 4.1 10.1 10.2	Articles of Incorporation. Bylaws. Amended Articles of Incorporation. Amended Articles of Incorporation. Specimen Stock Certificate. Yellow Pines Resources Agreement. American Diatomite Agreement.

The following Exhibits are incorporated herein by reference from the Registrants=s Form 10-K Registration Statement filed with the Securities and Exchange Commission. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
10.3	American Diatomite Agreement.

The following exhibits are incorporated herein:

Exhibit No.	Document Description
10.4 10.5	Agreement to Sell and Purchase Mineral Reserves, Real Property and Shares of Common Stock Addendum to Agreement to Sell and Purchase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of October, 2001.

IRON MASK MINING COMPANY (Registrant)
BY:	/s/ William W. Wells William W. Wells, President, Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

SIGNATURES	TITLE	DATE
/s/ Williams W. Wells William W. Wells	President, Chief Executive Officer and Chairman of the Board of Directors	October 12, 2001
/s/ Robert L. Delaney Robert L. Delaney	Vice President and member of the Board of Directors	October 12, 2001
/s/ Robert Evans Robert Evans	Vice President, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors	October 12, 2001
/s/ Donald Delaney Donald Delaney	Vice President and member of the Board of Directors	October 12, 2001
/s/ Gerald E. Sarff Gerald E. Sarff	Member of the Board of Directors	October 12, 2001
/s/ Nona Evans Nona Evans	Member of the Board of Directors	October 12, 2001