Form 10QSB
period 2001-09-30
IRON MASK MINING CO
filed 2001-11-20
CIK 1083742

=============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 000-30065

IRON MASK MINING
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 44,877,096

=============================================================================

Board of Directors
Iron Mask Mining Company
PO Box 1713

Sandpoint, Idaho 83864

We have reviewed the accompanying Balance Sheet of Iron Mask Mining Company as of September 30, 2001 and 2000 and the related Statement of Operations and Accumulated Deficit and Statement of Cash Flows and Statement of Changes of Stockholders= Equity for the three months then ended and from Inception through September 30, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Iron mask Mining Company.

A review consists principally of inquiries of company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America..

Scott Beggs & Company, Inc

Scott Beggs & Company, Inc
Kellogg, Idaho 83837

November 15, 2001

Iron Mask Mining Company A Development Stage Corporation Balance Sheet September 30, 2001 and 2000
	2001	2000
Assets
Current Assets
Cash in Bank	2,016 ------------	710 ------------
Total Current Assets	2,016	710
Property and Equipment
Equipment	2,800
Accumulated Depreciation	(572) ------------	0 ------------
Net Property and Equipment	2,228	0
Other Asseets
Mineral Rights - Lead King, Grant Hartford Lode	150,000
Mineral Rights - Other	3,723,456 ------------	------------
Total Other Assets	3,873,456	0
Total Assets	3,877,700 ========	710 ========
Liabilities and Equity
Current Liabilities
Accounts Payable	56,337	19,950
Interest Payable	3,888	970
Accounts Payable - Related Parties	30,411
Garnet Payable	150,000
Notes Payable - Due within One Year - Related Parties	10,343 ------------	10,343 ------------
Total Current Liabilities	250,979	31,263
Long Term Liabilities
Notes Payable - Due in more than One Year - Related Parties	2,405 ------------	2,405 ------------
Total Long Term Liabilties	2,405	2,405
Total Liabilities	253,384	33,668
Equity
Common Stock, par value $ .005, authorized 100,000,000 shares, issued and
outstanding 44,877,096 (20,867,280 issueable) and 22,187,316 respectively	946,677	830,366
Additional Paid in Capital	3,921,029	215,936
Deficit accumulated during Development Stage	(1,243,390) ------------	(1,079,260) ------------
Total Equity	3,624,316	(32,958)
Total Liabilities and Equity	3,877,700 ========	710 ========
See the accompanying accountant's report and notes, which are integral parts of these financial statements.

Iron Mask Mining Company A Development Stage Corporation Statement of Operations and Accumulated Deficit For the Three Months Ended and Inception through - September 30, 2001 and 2000
	Qtr Ended 09/30/01	Inception to 09/30/01	Qtr Ended 09/30/00	Inception to 09/30/00

Income
Interest Income	1	83,930	17	83,922
Gain (Loss) on Sale of Assets		(29,551)
All Other Income	------------	39,645 ------------	------------	1 ------------
Total Income	1	94,024	17	94,016
Expenses
Professional Fees	13,079	148,507	7,450	112,847
Payroll Taxes and Insurance		50,788	866	50,688
Interest and Bank Fees	2,082	28,108	412	23,482
Taxes and Licenses		7,873	30	7,873
Depreciation Expense	171	571		0
Assessments	8,000	30,000	20,000	20,000
Right to Mine		31,000		31,000
Other Operating Costs	97,183	698,777	4,620	585,588
Rounding	------------	(6) ------------	------------	2 ------------
Total Expenses	120,515	995,618	33,378	831,480
Net Loss	(120,514)	(901,594)	(33,361)	(737,464)
Non-Operating Revenues (Expenses)
Acquistion of Yellow PIne Resources Cost		(341,796)		(341,796)
Accumulated Deficit - Start of Year	(1,122,876) ------------	0 ------------	(1,045,899) ------------	0 ------------
Accumulated Deficit - End of Year	(1,243,390) ========	(1,243,390) ========	(1,079,260) ========	(1,079,260) ========
Earnings Per Share	(0.0050) ========	(0.0376) ========	(0.0014) ========	(0.0307) ========
See accompanying accountant's report and notes, which are integral parts of these financial statements.

Iron Mask Mining Company A Development Stage Corporation Statement of Changes in Stockholders Equity For the Three Months Ended and Inception through - September 30, 2001 and 2000
	Qtr Ended	Year to Date	Qtr Ended	Year to Date
	09/30/01	09/30/01	09/30/00	09/30/00
Common Stock
Start of Period	837,091	837,091	830,366	830,366
Issued for Services 750,000 Shares	3,750	3,750
Issued for Services 300,000 Shares	1,500	1,500
Issued for Mineral Rights - 20,867,280 Shares	104,336 ------------	104,336 ------------	------------	------------
End of Period	946,677	946,677	830,366	830,366
Additional Paid In Capital
Start of Period	215,936	215,936	215,936	215,936
Issued for Services 750,000 Shares	63,750	63,750
Issued for Services 300,000 Shares	22,223	22,223
Issued for Mineral Rights - 20,867,280 Shares	3,619,120 ------------	3,619,120 ------------	------------	------------
End of Period	3,921,029	3,921,029	215,936	215,936
Accumulated Deficit
Start of Period	(1,122,876)	(1,122,876)	(1,045,899)	(1,045,899)
Current Period Profit (Loss)	(120,514) ------------	(120,514) ------------	(33,361) ------------	(33,361) ------------
End of Period	(1,243,390)	(1,243,390)	(1,079,260)	(1,079,260)
Total Stockholders Equity	3,624,316 ========	3,624,316 ========	(32,958) ========	(32,958) ========
See accompanying accountant's report and notes, which are integral parts of these financial statements.

Iron Mask Mining Company A Development Stage Corporation Statement of Cash Flows For the Three Months Ended and Inception through - September 30, 2001 and 2000
	Period Ended	Inception to	Period Ended	Inception to
	09/30/01	09/30/01	09/30/00	09/30/00
Cash Flow from Operating Activities
Net Loss	(120,514)	(872,042)	(33,361)	(707,912)
Adjustments to Reconcile to Net Cash
Depreciation Expense	171	47,779		47,208
Loss on Sale of Land		452		452
Rounding Adjustment		1		0
Changes in Operating Assets
(Increase) Decrease in Prepaid Insurance		0	750	0
Increase (Decrease) in Payble Accounts - Related Parties	21,555	30,411		0
Increase (Decrease) in Payble Accounts	100,768 ------------	151,448 ------------	17,227 ------------	20,920 ------------
Net Cash (Used) Provided by Operating Activities	1,980	(641,951)	(15,384)	(639,332)
Cash Flow from Investing Activities
Sale of Land		73,397		73,397
Purchase of Property	------------	(153,409) ------------	------------	(150,609) ------------
Net Cash (Used) Provided by Investing Activities	0	(80,012)	0	(77,212)
Cash Flow from Financing Activities
Common Stock Proceeds		711,231		704,506
Loan Proceeds		46,103	12,748	46,103
Loan Repayments	------------	(33,355) ------------	------------	(33,355) ------------
Net Cash (Used) Provided by Financing Activities	0	723,979	12,748	717,254
Net Increase (Decrease) in Cash	1,980	2,016	(2,636)	710
Cash - Start of Period	36 ------------	0 ------------	3,346 ------------	0 ------------
Cash - End of Period	2,016 ========	2,016 ========	710 ========	710 ========
Cash Paid For
Interest	0		412
Income Taxes	0		0
Non Cash Information
Garnet Payable Issued for Mineral Rights	150,000
Common Stock Issued for Mineral Rights	3,723,456
See accompanying accountant's report and notes, which are integral parts of these financial statements

Notes to the Financial Statements
Iron Mask Mining Company
A Development Stage Company
September 30, 2001

NOTE 1:SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment Depreciation is provided for on the accelerated method of accounting over 5 to 7 years on equipment and 20 years on buildings.

Notes Payable The Company had various notes payable to individuals. The Company was able to pay off these loans using cash proceeds from the sale of real estate. The interest accumulated on these notes is still recorded as a Company payable.

The Company incurred new notes from various shareholders. These notes have varying terms and maturities, Notes with maturities of less than one year include, Gerald Sarff - principal due of $ 4,867 and Robert Evans - principal due of $ 5,476. Notes with maturities of greater than one year include Bob and Don Delany - principal due of $ 2,405.

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

Notes to the Financial Statements
Iron Mask Mining Company
A Development Stage Company
September 30, 2001

NOTE 2: CUMULATIVE DATA

Cumulative data has been recorded on the Statement of Income and Accumulated Deficit and the Statement of Cash Flows. The cumulative data is from May 1, 1957, the date of organization, to September 30, 2001. Also included in Deficit accumulated is the amount incurred by Yellow Pine Resources Inc. See Notes 3 and 4 for more information.

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

Notes to the Financial Statements
Iron Mask Mining Company
A Development Stage Company
September 30, 2001

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

Oremont Mining, a related party assisted in the purchase of other mineral rights and received 4,500,000 shares of the Company common stock, Oremont originally had the option to purchase these mineral rights and transferred these options to the Company. See NOT E 10.

NOTE 8: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the company is unable to continue in existence.

NOTE 9: MINERAL RIGHTS/GARNET PAYABLE

The Company has entered into an agreement for the purchase of the Lead King Lode Mining claim and the Henry Grant and James Hartford Lode Mining claim for the price of $ 150,000 to be paid within 30 days of the date of the agreement (August 23, 2001). This due date has been extended to December 31, 2001.

Notes to the Financial Statements
Iron Mask Mining Company
A Development Stage Company
September 30, 2001

NOTE 10: CONTINGENT LIABILITY/OTHER MINERAL RIGHTS

The Company has entered into an agreement for the purchase of other various mineral rights for the price of $ 3,273,456 to be paid by the issuance of 16,367,280 shares of common stock of the Company, with a deemed value of $ 0.20 per share, subject to adjustment. Per the agreement AIf, within one (1) year after the execution of this Agreement the publicly traded shares of Iron Mask are not trading at $ 0.20 or more per share, the high price for the public sale of such shares on the anniversary date of the Agreement shall become the deemed value per share, and additional shares of the common stock of Iron Mask will be issued to the end that the total number of shares on the date of this Agreement, shall equal $ 3,273,456.@

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

The Company was formed on May 16, 1957 and engaged in mining activities from 1957 to 1991. From 1991 to February 1999 the Company was inactive. On March 5, 1999, the Company acquired 100% of the stock of Yellow Pine Resources, Inc., in exchange for 6,000,000 shares of the Companys common stock. On May 10th, 2000, the Company entered into an agreement with American Diatomite, L.L.C., to develop, mine and retain profits from 42 unpatented mining claims in exchange for 6,200,000 shares of iron Mask Mining Company common stock. The Company has a five-year option to purchase the 42 mining claims for $ 3,000,000 from American Diatomite, L.L.C. The $ 3,000,000 purchase option price is exclusive of capital gains taxes incurred by American Diatomite, L.L.C.

Revenues

The Company's revenues of $ 17 for the first quarter ended September 30, 2000 was derived entirely from interest income, compared to total revenues of $ 1 from interest income for the same period in the prior year.

Expenses

Total expenses for the first quarter ended September 30, 2000 and September 30, 1999 were $ 33,378 and $ 17 respectively. In the current quarter significant costs were related to the registration and filing requirements of the Company's common stock. Professional fees were $ 7,450 and zero respectively and were related to the costs of registering the Company's stock and SEC filings. Interest expense on short-term loans was $ 398 and zero respectively. Taxes and license costs were $ 30 and zero for each period. Insurance costs were $ 766 and zero respectively. Assessment expense was $ 20,000 and zero for each period. Other costs were $ 4,620 and zero respectively. Amounts included as other costs were related to office expenses, office supplies, travel and miscellaneous expenses.

FINANCIAL CONDITION

Liquidity

Cash decreased $2,636 during the quarter. Prepaid insurance decreased $ 750. Accounts payable increased $ 19,600 due to assessment and professional fees incurred. Interest payable decreased $ 2,373. The interest payable amounts were added to notes payable to related parties. Long-term debt increased $ 12,748. All long-term debt is owed to related parties.

Capital Requirements

The Company's stock registration, listing, and subsequent offering will allow the Company to raise the capital needed to pursue its long-term goals of developing its gold and diatomite mining operation and other opportunities identified by management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 20th day of September, 2001.

/s/ William W. Wells
William W. Wells, President, Chief
Executive Officer and Chairman of the
Board of Directors

/s/ Robert Evans
Robert Evan, Vice President, Sectretary,
Treasurer, Chief Financial Officer and a
member of the Board of Directors