Form 10QSB/A
period 2001-09-30
IRON MASK MINING CO
filed 2001-11-27
CIK 1083742

=============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB/A-1
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

Dated this 20th day of November, 2001.

/s/ William Wells
William W. Wells, President, Chief
Executive Officer and Chairman of the
Board of Directors

/s/ Robert Evan
Robert Evan, Vice President, Sectretary,
Treasurer, Chief Financial Officer and a
member of the Board of Directors