Form 10-Q
period 2001-12-31
IRON MASK MINING CO
filed 2002-02-19
CIK 1083742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended December 31, 2001

____ TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

Commission file number:


                              Iron Mask Mining Co.
                              --------------------
             (exact name of registrant as specified in its charter)



            Idaho
            -----
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


656 Cedar Street, Ponderay, Idaho                                      83852
---------------------------------                                      -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:            (208) 263-3834
                                                               --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of the Registrant's  Common Stock, as of December 31, 2001:
52,569,675 shares

                              IRON MASK MINING CO.
                  FORM 10-QSB, QUARTER ENDED DECEMBER 31, 2001


                                      INDEX

PART I    FINANCIAL INFORMATION
Consolidated Balance Sheet as of December 31, 2001                                                                5

Statement of Operations for the Quarter Ended December 31, 2001 and 2000                                          7

Statement of Stockholder's Equity                                                                                 8

Statement of Cash Flows for the Quarter Ended December 31, 2001                                                  10

Notes to Interim Consolidated Financial Statements                                                               11

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2  Management's Discussion and Analysis                                                                     16

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                                                         17
Item 2 Changes in Securities                                                                                     17
Item 3 Defaults Upon Senior Securities                                                                           17
Item 4 Submission of Matters to a Vote of Security Holders                                                       17
Item 5 Other Information                                                                                         17
Item 6 Exhibits and Reports on Form 8-K                                                                          17

         Signatures                                                                                              17


ITEM 1.    FINANCIAL STATEMENTS

                            Iron Mask Mining Company
                         Reviewed Financial Statements
            For the Three and Six Months Ended and Inception through
                           December 31, 2001 and 2000

Board of Directors
Iron Mask Mining Company
PO Box 1713
Sandpoint, Idaho 83864


We have reviewed the accompanying Balance Sheet of Iron Mask Mining Company as of December 31, 2001 and 2000 and the related Statement of Operations and Accumulated Deficit and Statement of Cash Flows and Statement of Changes of Stockholders' Equity for the three and six months then ended and from Inception through December 31, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Iron Mask Mining Company.

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


Scott Beggs & Company, Inc


/s/ Scott Beggs & Company, Inc
------------------------------
Kellogg, Idaho 83837

February 9, 2001

                            Iron Mask Mining Company
                         A Development Stage Corporation
                                  Balance Sheet
                           December 31, 2001 and 2000

                                                                                2001             2000
                                                                                ----             ----
Assets
Current Assets
   Cash in Bank                                                                            96          244
   Deposits and Prepaid Expenses                                                      120,000
Total Current Assets                                                                  120,096          244

Property and Equipment
   Equipment                                                                            2,800
   Accumulated Depreciation                                                              -743            0
Net Property and Equipment                                                              2,057            0

Other Assets
   Mineral Rights - Lead King, Grant Hartford Lode                                    150,000
   Mineral Rights - Other                                                           3,723,456
Total Other Assets                                                                  3,873,456            0

Total Assets                                                                        3,995,609          244

Liabilities and Equity

Current Liabilities
   Accounts Payable                                                                    36,703       24,376
   Interest Payable                                                                                  1,586
   Accounts Payable - Related Parties                                                   2,243
   Garnet Payable                                                                     150,000
   Notes Payable - Due within One Year - Related Parties                                            15,375
Total Current Liabilities                                                             188,946       41,337

Long Term Liabilities
   Notes Payable - Due in more than One Year - Related Parties                                       2,405
Total Long Term Liabilities                                                                          2,405

Total Liabilities                                                                     #VALUE!       43,742

Equity
   Common Stock, par value $ .005, authorized 100,000,000 shares, issued and
      outstanding 52,569,675 and 22,187,316 respectively                              985,140      830,366
   Additional Paid in Capital                                                       4,277,604      215,936
   Deficit accumulated during Development Stage                                    -1,456,081   -1,089,800
Total Equity                                                                        3,806,663      -43,498

Total Liabilities and Equity                                                          #VALUE!          244


See the accompanying accountant's report and notes which are integral parts of these financial statements.

                            Iron Mask Mining Company
                          Development Stage Corporation
                 Statement of Operations and Accumulated Deficit
           For the Three and Six Months Ended and Inception through -
                           December 31, 2001 and 2000

                                                 Qtr Ended    Year to Date   Inception to   Qtr Ended   Year to Date   Inception to
                                                 12/31/01     12/31/01       12/31/0        12/31/00    12/31/00       12/31/00
                                                 --------     --------       -------        --------    --------       --------
Income
  Interest Income                                        1             2          83,931            4           21            83,926
  Gain (Loss) on Sale of Assets                                                  -29,551
  All Other Income                                                                39,645                                      10,094
Total Income                                             1             2          94,025            4           21            94,020

Expenses
  Professional Fees                                 26,880        39,959         175,387        4,031       11,481           116,878
  Payroll Taxes and Insurance                                                     50,788          100          966            50,788
  Interest and Bank Fees                             1,021         3,103          29,129          820        1,232            24,302
  Taxes and Licenses                                                               7,873                        30             7,873
  Depreciation Expense                                 172           343             743                                           0
  Assessments                                                      8,000          30,000                    20,000            20,000
  Right to Mine                                                                   31,000                                      31,000
  Other Operating Costs                            184,619       281,802         883,396        5,593       10,213           591,181
  Rounding                                                                            -6                                           2
Total Expenses                                     212,692       333,207       1,208,310       10,544       43,922           842,024

Net Loss                                          -212,691      -333,205      -1,114,285      -10,540      -43,901          -748,004

Non-Operating Revenues (Expenses)
 Acquisition of Yellow Pine Resources Cost                                      -341,796                                    -341,796

Accumulated Deficit - Start of Year             -1,243,390    -1,122,876               0   -1,079,260   -1,045,899                 0

Accumulated Deficit - End of Year               -1,456,081    -1,456,081      -1,456,081   -1,089,800   -1,089,800        -1,089,800

Earnings Per Share                                 -0.0089       -0.0139         -0.0464      -0.0004      -0.0018           -0.0312



See accompanying accountant's report and notes, which are integral parts of these financial statements

                            Iron Mask Mining Company
                         A Development Stage Corporation
                  Statement of Changes in Stockholders' Equity
            or the Three and Six Months Ended and Inception through -
                           December 31, 2001 and 2000

                                                   QtrEnded    Year to Date   Inception to   QtrEnded     Year to Date  Inception to
                                                   12/31/01    12/31/01       12/31/01       12/31/00     12/31/00      12/31/00
                                                   --------    --------       --------       --------     --------      --------
Common Stock
Start of Period                                        946,677       837,091                      830,366       830,366
Issued Shares                                                                        837,091                                 830,366
Issued for Services 750,000 Shares                                     3,750           3,750
Issued for Services 300,000 Shares                                     1,500           1,500
Issuable for Mineral Rights - 20,867,280 Shares                      104,336         104,336
Issued for existing debt and accounts payable
7,692,600 Shares                                                      38,463          38,463

End of Period                                          985,140       985,140         985,140      830,366       830,366      830,366

Additional Paid In Capital
Start of Period                                      3,921,029       215,936                      215,936
Issued Shares                                                                        215,936                    215,936      215,936
Issued for Services 750,000 Shares                                    63,750          63,750
Issued for Services 300,000 Shares                                    22,223          22,223
Issuable for Mineral Rights - 20,867,280 Shares                    3,619,120       3,619,120
Issued for existing debt and accounts payable
7,692,600 Shares                                       356,575       356,575         356,575

End of Period                                        4,277,604     4,277,604       4,277,604      215,936       215,936      215,936

Accumulated Deficit
Start of Period                                     -1,243,390    -1,122,876                   -1,079,260    -1,045,899
Current Period Profit (Loss)                          -212,691      -333,205      -1,456,081      -10,540       -43,901    1,089,800

End of Period                                       -1,456,081    -1,456,081      -1,456,081   -1,089,800    -1,089,800   -1,089,800
Total Stockholders Equity                            3,806,663     3,806,663       3,806,663      -43,498       -43,498      -43,498



See accompanying accountant's report and notes, which are integral parts of these financial statements

                            Iron Mask Mining Company
                         A Development Stage Corporation
                             Statement of Cash Flows
            For the Three and Six Months Ended and Inception through
                           December 31, 2001 and 2000

                                                   Period Ended  Year to Date  Inception to Period Ended  Year to Date  Inception to
                                                   12/31/01      12/31/01      12/31/01     12/31/00      12/31/00      12/31/00
                                                   --------      --------      --------     --------      --------      --------
Cash Flow from Operating Activities
Net Loss                                             -212,691        -333,205    -1,084,733      -10,540        -43,901     -718,452
Adjustments to Reconcile to Net Cash
Depreciation Expense                                      172             343        47,951                                   47,208
Loss on Sale of Land                                                                    452                                      452
Rounding Adjustment                                                                       1                                        0
Non-Cash Costs for Services, Prepaid assets
  and Repayment of Debt                               212,499         353,512       360,237
Changes in Operating Assets
(Increase) Decrease in Prepaid Insurance                                                  0                         750            0
Increase (Decrease) in Payable Accounts -
  Related Parties                                       2,000          -6,613         2,243                                        0
Increase (Decrease) in Payable Accounts                -3,900         -13,977        36,703        5,042         22,269       25,962
Net Cash (Used) Provided by Operating Activities       -1,920              60      -637,146       -5,498        -20,882     -644,830

Cash Flow from Investing Activities
Sale of Land                                                                         73,397                                   73,397
Purchase of Property                                                                 #VALUE!                                -150,609
Net Cash (Used) Provided by Investing Activities            0               0        #VALUE!           0              0      -77,212

Cash Flow from Financing Activities
Common Stock Proceeds                                                               704,506                                  704,506
Loan Proceeds                                                                        46,103        5,032         17,780       51,135
Loan Repayments                                                                      #VALUE!                                 -33,355
Net Cash (Used) Provided by Financing Activities            0               0        #VALUE!       5,032         17,780      722,286
Net Increase (Decrease) in Cash                        -1,920              60        #VALUE!        -466         -3,102          244
Cash - Start of Period                                  2,016              36             0          710          3,346            0
Cash - End of Period                                       96              96        #VALUE!         244            244          244
Cash Paid For
Interest                                                    0               0                        412            412
Income Taxes                                                0               0                          0              0
Non Cash Information
Garnet Payable Issued for Mineral Rights                              150,000       150,000
Common Stock Issued for Mineral Rights                              3,723,456     3,723,456
Common Stock Issued for Services, Prepaid Assets
  and Debt Repayment                                  212,499         303,722       310,447
Common Stock Issued for Acquisitions                                                341,796                                  341,796


See accompanying accountant's report and notes, which are integral parts of these financial statements

                            Iron Mask Mining Company
                           A Development Stage Company
                        Notes to the Financial Statements
                                December 31, 2001


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

     Property and Equipment Depreciation is provided for on the accelerated method of accounting over 5 to 7 years.

     Notes Payable The Company had various notes payable to individuals. During the quarter ended December 31, 2001, the Company exchanged stock for these notes payable. The Company also incurred additional expenses and paid a portion of these and related party accounts payable with the issuance of stock.

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

NOTE 2: CUMULATIVE DATA

     Cumulative data has been recorded on the Statement of Income and Accumulated Deficit and the Statement of Cash Flows. The cumulative data is from May 1, 1957, the date of organization, to December 31, 2001. Also included in Deficit accumulated is the amount incurred by Yellow Pine Resources Inc. See Notes 7 and 8 for more information.

                            Iron Mask Mining Company
                           A Development Stage Company
                        Notes to the Financial Statements
                                December 31, 2001

NOTE 3: AMERICAN DIATOMITE LLC AGREEMENT AND RELATED PARTY ACTIVITY

     In May of 1999, Iron Mask Mining Company entered into an agreement with American Diatomite LLC. Under the terms of this agreement, Iron Mask Mining Company issued to American Diatomite LLC 6,200,000 shares of restricted common stock, par value $ 0.005. Iron Mask Mining Company received in exchange for this stock, the right to mine and develop property currently owned by American Diatomite LLC. There is a provision for an option to purchase in 5 years.

     Two of the principals in American Diatomite LLC also serve on the board of directors of Iron Mask Mining Company. Thus, the agreement with American Diatomite LLC is considered a related party transaction. This transaction has been recorded as a credit to common stock of $ 31,000 and a Right to Mine operating expense. The value of this transaction was recorded at par value for the stock.

NOTE 4: RELATED PARTY INFORMATION

     The Company conducted business with various shareholders who incurred expenses on behalf of the company and borrowed funds from certain shareholders. See Note 1 for more information. In addition to the loans, the company has significant accounts payable to some of these same shareholders.

     Oremont Mining, a related party assisted in the purchase of other mineral rights and received 4,500,000 shares of the Company common stock, Oremont originally had the option to purchase these mineral rights and transferred these options to the Company. See NOTE 10.

NOTE 5: GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the company is unable to continue in existence.

NOTE 6: CONSULTING AGREEMENT WITH CORPORATE ALLIANCE NETWORK

     Effective December 27, 2001, the Company entered into a consulting services agreement with Corporate Alliance Network. Corporate Alliance Network is to provide various services, and the Company is to compensate Corporate Alliance Network with common stock. The total consideration is 2,500,000 shares of common stock, the initial payment is to be 2,000,000 shares for the first 4 months of services.

Note 7: ACQUISITION AGREEMENT YELLOW PINE RESOURCES INC

     The Company entered an agreement with Yellow Pine Resources Inc to acquire all of the outstanding shares of Yellow Pine Resources Inc in a stock for stock exchange. After

                            Iron Mask Mining Company
                           A Development Stage Company
                        Notes to the Financial Statements
                                December 31, 2001

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

NOTE 8: CONSOLIDATION INFORMATION

     Included in the deficit accumulated during development stage activities is $ 341,796 incurred by Iron Mask Mining Company's wholly owned subsidiary Yellow Pine Resources Inc. See Note 7 for more information concerning the acquisition of Yellow Pine Resources Inc.

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

NOTE 10: CONTINGENT LIABILITY/OTHER MINERAL RIGHTS

     The Company has entered into an agreement for the purchase of other various mineral rights for the price of $ 3,273,456 to be paid by the issuance of 16,367,280 shares of common stock of the Company, with a deemed value of $
     0.20 per share,  subject to adjustment.  Per the agreement "If,  within one
     (1) year after the execution of this Agreement the publicly traded shares of Iron Mask are not trading at $ 0.20 or more per share, the high price for the public sale of such shares on the anniversary date of the Agreement shall become the deemed value per share, and additional shares of the common stock of Iron Mask will be issued to the end that the total number of shares on the date of this Agreement, shall equal $ 3,273,456."

NOTE 11: SUBSEQUENT EVENT

     On January 18, 2002, the Company entered into an agreement with Western Technology and Management Inc. (Western). The letter of intent outlines the agreement. A summary of the transaction is that the Company shall acquire 100% ownership of Western; the Company will issue restricted shares of it common stock for this acquisition, the number of shares to be issued is 25,000,000; there will be a new board of directors elected; and the board shall be expanded to 5 members.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a mining company engaged in exploration and development activities. The Company is pursuing opportunities within the mining industry as well as other industries. The Company filed Form 10-SB General Form for Registration of Securities with the Security and Exchange Commission on March 22, 2000. The Company's registration became effective on April 26, 2000. Iron Mask Mining Company's stock is listed on the electronic bulletin board. Public trading began June 2001. The Company intends to begin mining operations in Spring 2002. The Company's fiscal year end is June 30th. The Company's trading symbol is IMKG.

OVERVIEW
--------

The Company was formed on May 16, 1957 and engaged in mining activities from 1957 to 1991. From 1991 to February 1999 the Company was inactive. On March 5, 1999, the Company acquired 100% of the stock of Yellow Pine Resources, Inc., in exchange for 6,000,000 shares of the Company's common stock. On May 10th, 2000, the Company entered into an agreement with American Diatomite, L.L.C., to develop, mine and retain profits from 42 unpatented mining claims in exchange for 6,200,000 shares of Iron Mask Mining Company common stock. The Company has a five-year option to purchase the 42 mining claims for $ 3,000,000 from American Diatomite, L.L.C. The $ 3,000,000 purchase option price is exclusive of capital gains taxes incurred by American Diatomite, L.L.C. In addition, Iron Mask will pay a $10/ton royalty payment for diatomaceous earth sold and shipped from American Diatomite, L.L.C. Iron Mask acquired mineral rights in Montana for $ 3,877,700 by issuing 20,867,280 shares of its common stock.

In December, 2001, Iron Mask issued stock for services rendered to the corporation, repayment of loans, and for prepaid consulting services related to marketing and advertising of the company's business.

On January 18, 2002 the company signed a letter of intent to acquire 100% of Intrepid Engineering Services, Inc. and Western Technology and Management, Inc., both privately held Idaho corporations, in exchange for 25 million shares of restricted Iron Mask stock. Intrepid Engineering Services, Inc. is a project/task-oriented firm with a highly experienced, professionally registered staff providing expertise across a broad range of engineering disciplines and in all phases of project planning, management and execution. Intrepid has 21 full-time employees and access to internationally recognized experts in the fields of Physics, Radiology, Biology, Chemistry and Engineering. Western Technology and Management, Inc. is compromised of several specialized companies whose common goal is developing Idaho resources. Under the terms of the letter of intent, Dr. Dennis Keiser will be named President of Iron Mask as of the future date of closing. Dr. Keiser has over 30 years of scientific, management and engineering experience at the senior executive level. Western's management team will lead Iron Mask into the future and will begin the development of the diatomite property. Upon finalization, Iron Mask will become an operating company and will no longer be a developmental stage company.

Revenues
--------

The Company's revenues were $ 1 for the quarter ended December 31, 2001, compared to total revenues of $ 4 from interest income for the same period in the prior year.

Expenses
--------

Total expenses for the second quarter ended December 31, 2001 and December 31, 2000 were $ 212,692 and $ 10,544 respectively. Professional fees were $ 26,880 and $ 4,031 respectively and were related to the costs of registering the Company's stock, SEC filings, and legal fees. Interest expense on loans was $ 1,001 and $ 799 respectively. Consulting expenses were $ 141,000 and zero respectively. Lease payments for mining rights were $ 12,750 and zero respectively. Royalty payments to American Diatomite, LLC were $ 25,250 and zero respectively. Travel expenses were $ 718 and $ 851, lodging expenses were $ 200 and $ 109, meals expenses were $ 325 and $ 137 respectively. Geology consulting was $ 215 and zero and telephone expense was $ 2,290 and $ 239 respectively. Other costs were $ 2,063 and $ 4,380 respectively and included miscellaneous fees and supplies. Many of the travel, telephone, consulting, lodging and meals expenses were incurred by the corporation in its efforts to obtain adequate financing to fund future operations and were paid by issuance of company stock.

FINANCIAL CONDITION
-------------------

Liquidity
---------

Cash decreased $ 1,920 during the quarter. Prepaid consulting increased $ 120,000. Accounts payable decreased $ 19,634 due to assessment and professional fees incurred. Interest payable decreased $ 3,611. The interest payable amounts were paid by issuance of company stock. Long- term debt decreased $ 2,405. All long-term debt was owed to related parties and paid by issuance of company stock.

Capital Requirements
--------------------

The Company's stock registration, listing, and subsequent offering will allow the Company to raise the capital needed to pursue its long-term goals of developing its gold and diatomite mining operation and other opportunities identified by management. The Company is currently negotiating for long-term financing.


                          PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    CHANGES IN SECURITIES

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


                                 SIGNATURE PAGE

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            IRON MASK MINING CO.

                                                            /s/ William W. Wells
                                                   -----------------------------
                                                     William W. Wells, President

Dated: February 19, 2002