Form 10-Q
period 2002-03-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2002-05-20
CIK 1083742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended March 31, 2002

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______


Commission file number: 000-30065

                      Intrepid Technology & Resources, Inc.
                      -------------------------------------
                            Fka Iron Mask Mining Co.
                            ------------------------
             (exact name of registrant as specified in its charter)

                                      Idaho
                                      -----
         (State or other jurisdiction of incorporation or organization)


501 West Broadway, Suite 200, Idaho Falls, ID           82304
---------------------------------------------           -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (208) 529-5337

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ The number of shares of the Registrant's Common Stock, as of March 31, 2002: 89,227,918 shares outstanding of a total 135,000,000 authorized.

                               Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets                                                                          3
Statements of Operations                                                                4
Statements of Cash Flows                                                                5
Statement of Changes in Stockholders' Equity                                            6
Notes to Unaudited Financial Statements                                                 7-11
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                   12
Overview                                                                                12
Discussion of Financial Results                                                         13
Financial Condition                                                                     13
Liquidity                                                                               13
Capital Requirements                                                                    13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                               14
Item 2. Changes in Securities                                                           14
Item 3. Defaults Upon Senior Securities                                                 14
Item 4. Submission of Matters to a Vote of Security Holders                             14
Item 5. Other Information                                                               14
Item 6. Exhibits and Reports on Form 8-K                                                14
Signature Page                                                                          15


                     INTREPID TECHNOLOGY & RESOURCES, INC.
                            FKA IRON MASK MINING CO.
                         (A Development Stage Company)
                                 Balance Sheet
                            March 31, 2002 and 2001

                                                                        March 31, 2002          March 31, 2001
                                                                        (Unaudited)             (Unaudited)
                                                                        -----------             -----------
Assets
Current Assets
  Checking/Savings                                                      $     117,833           $         36
  Deposits and Prepaid Expenses                                         $     120,000           $          -
  Accounts Receivable                                                   $     389,061           $          -
Total Current Assets                                                    $     626,894           $         36

Property and Equipment
  Equipment/Furniture                                                   $      36,179           $      2,800
  Accumulated Depreciation                                              $        (742)          $       (400)
  Vehicles                                                              $       8,333           $          -
  Test Equipment                                                        $       5,403           $          -
Net Property and Equipment                                              $      49,173           $      2,400

Other Assets
  Goodwill (Western Technology & Management)                            $       4,320           $          -
  Goodwill (Intrepid Engineering Services, Inc.)                        $     415,938           $          -
  Goodwill (Florite)                                                    $      15,895           $          -
  Acquisition Costs                                                     $      68,931           $          -
  Mineral Rights - Lead King, Grant Hartford Lode                       $     150,000           $          -
  Mineral Rights - Other                                                $   3,723,456           $          -
Total Other Assets                                                      $   4,378,000           $          -

Total Assets                                                            $   5,054,607           $      2,436

Liabilities and Equity
Current Liabilities
  Accounts Payable                                                      $     117,826           $     47,878
  Interest Payable                                                      $           -           $      2,802
  Accounts Payable - Related Parties                                    $       2,244           $      8,856
  Notes Payable                                                         $     217,213           $          -
  Garnet Payable                                                        $     150,000           $          -
  Notes Payable - Due within one year - related parties                 $      75,825           $     10,344
  Other Current Liabilities                                             $      73,989           $          -
Total Current Liabilities                                               $     637,097           $     69,880

Long Term Liabilities
  Notes Payable - Due within one year - related parties                 $     184,000           $      2,405
  Intrepid Deferred Compensation                                        $     172,134           $          -
Total Long Term Liabilities                                             $     356,134           $      2,405

Total Liabilities                                                       $     993,231           $     72,285

Equity
  Common Stock, par value $0.005, authorized 100,000,000
    shares issued and outstanding 56,626,191 vs. 22,959,816             $   1,139,920           $    837,091
  Shareholders loans for Stock Purchase                                 $     (36,900)          $
  Additional Paid in Capital                                            $  11,400,421           $    215,936
  Deficit accumulated during Development Stage                          $                       $ (1,122,876)
  Retained Earnings                                                     $   8,142,607           $          -
  Rounding                                                              $           2           $
Total Equity                                                            $   4,060,836           $    (69,849)

Total Liabilities and Equity                                            $   5,054,067           $      2,436


                  See Attached Notes to Financial Statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB for the year ended June 30, 2001, as filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The company was a development stage company until March 25, 2002. As such the following accounting policies have been followed. Going forward the company is an operating company.

Development Activities. The primary business purpose of the Company is to provide engineering service; develop ethanol production and marketing and development of mining properties. The realization of profits are dependent on successful bidding and completion of engineering contracts, construction of ethanol facilities, production and marketing of ethanol and the recoverability of the minerals of the Company's properties.

Cash and Cash Equivalents. For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

Property and Equipment. Depreciation is provided for on the accelerated method of accounting over 5 to 7 years.

Notes Payable. The Company had various notes payable to individuals. During the quarter ended December 31, 2001, the Company exchanged stock for these notes payable. The Company also incurred additional expenses and paid a portion of these and related party accounts payable with the issuance of stock.

Income Taxes. The Company files its corporate income tax returns as a development stage company. Accordingly, all income and expense items are being capitalized as development costs.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: ACQUISITION

On March 25, 2002, the Company, acquired Intrepid Engineering Services (Intrepid) and Western Technology and Management, Inc. (Western), pursuant to a Stock Agreement (the "Agreement"). The acquisition was accounted for under the purchase method.

The Company issued 3,993,577 shares for the outstanding shares of Intrepid and 21,006,424 shares for the outstanding shares of Western.

Pursuant to the Agreement, the Company acquired all of the authorized and issued stock of Intrepid and Western, thereby obtaining ownership of all Intrepid and Western assets and liabilities. The principal assets are cash, accounts receivable, prepaid assets and deposits and goodwill. The Company also assumed the liabilities including accounts payable, notes payable and deferred compensation.

The purchase price of 6,250,000 for Intrepid and Western was allocated to the following assets: $118,089 cash, $439,151 in accounts receivable and $0 of prepaid assets for a subtotal of $557,240 of current assets. Other assets consisted of gross property plan and equipment of $45,229 of shareholder loans and $6,346,802 of goodwill.

Unaudited pro forma statement of operations data
------------------------------------------------

The following table compares, for the three months ended March 31, 2002 and 2001, reported consolidated results of operations including Intrepid and Western's actual operations from the acquisition date of March 25, 2002, to unaudited pro forma consolidated data as if the acquisition occurred at the beginning of the year:

                                                   2002                2001
                                                        Pro                 Pro
                                              Reported  Forma     Reported  Forma
                                              --------  ------    --------  -----
Revenue ($000s)                               $   527   $   527   $   431   $   431
Net income                                    $  (719)  $  (719)       25        25
                                              -------   -------   -------   -------
Net income available to common shareholders   $  (719)  $  (719)  $    25   $    25
                                              =======   =======   =======   =======
Basic earnings per share                      $ (.008)  $ (.008)  $ .0003   $ .0003
                                              -------   -------   -------   -------
Diluted earnings per share                    $ (.008)  $ (.008)  $ .0003   $ .0003
                                              -------   -------   -------   -------

The Company closed the acquisition of Western to bring general scientific and ethanol production/marketing expertise to the Company. The Company expects the scientific expertise to allow the Company to competitively bid for research contracts. The ethanol expertise provides the Company with the ability to pursue the construction and marketing of ethanol.

The Company closed the acquisition of Intrepid to bring engineering services expertise and revenue to the Company. This acquisition provides operating revenues and engineering expertise to support the Company's development of the long term assets of the Company.

NOTE 3: Personal Guarantees:

Intrepid has a revolving line of credit from U.S. Bank N.A. for $200,000 with interest at prime plus 2% secured by all business assets. The following employees of the company have given unlimited personal guarantees of the line of credit: C. Bentley Roth (Chief Operating Officer), Donald Kenoyer (Vice President), Jacob Dustin (Vice President), Liem Nyguen (Vice President), S. Scott Francis, Gary Mecham, and David Roth. The line of credit is in good standing. The amount of the line of credit owed as of March 31, 2002 was $200,000.

Note 4:  Shareholder Notes:

The following shareholders who are also officers, employees or directors have personally lent money to the company. The notes are unsecured demand notes. It is not contemplated by the company that the notes will be called in the next year. The following are shareholder creditors to the company: C. Bentley Roth, Donald Kenoyer, Jacob Dustin, Robert Delaney and Donald Delaney. The loans from Mr. Roth, Mr. Kenoyer and Mr. Dustin accrue interest at an annual rate of 10 percent payable on demand.

Note 5: Shareholder loans:

Certain employees of Intrepid and now current employees of the company were lent funds to purchase shares of Intrepid. They are listed below. Repayment of these loans will come from the payment of deferred compensation that are carried as a portion of long term liability Deferred Compensation of the company. It is not anticipated that the deferred compensation will be paid in the next year and therefore the loans will not be paid in the next year.

Shareholder loan borrowers: Gary Mecham, David Roth, Scott Francis, Don Dustin, Shaun Dustin and Lynn Higgins.

NOTE 6: RELATED PARTY INFORMATION

The Company conducted business with various shareholders as consultants who incurred expenses on behalf of the company. It has also borrowed funds from certain shareholders and lent funds to certain shareholders. It has also utilized the personal guarantee of certain shareholders/officers to support bank financing. See Notes 3, 4, 5 and 7 for more information. Oremont Mining, a related party assisted in the purchase of other mineral rights and received 4,500,000 shares of the Company common stock, Oremont originally had the option to purchase these mineral rights and transferred these options to the Company. Oremont now is dormant.

NOTE 7: CONSULTING CONTRACTS

The company entered into consulting agreements with Robert Delaney (Director), Donald Delaney (Director), William W. Wells, Robert Evans and Aaron Charlton on January 1, 2002. They are to provide consulting services to management for development of the company's natural resources. The contracts expire December 31, 2002.

Compensation is to be paid in S-8 stock in the following manner:

Name                                                    Amount of S-8 free trading stock
----                                                    --------------------------------
Robert Delaney                                          100,000 shares per month
Donald Delaney                                          100,000 shares per month
William W. Wells                                        50,000 shares per month
Robert Evans                                            50,000 shares per month
Aaron Charlton                                          100,000 shares per month


The company entered into a consulting agreement with David Maynard on the 1st of February 2002. The consulting services will be as requested by management and also services provided as the office manager of the Missoula Montana office. Compensation of $4,000/month payable in cash or S-8 free trading stock. The stock may be paid in lieu of cash at the rate of 85% of the closing price of the company's publicly traded stock on the last business day of the preceding month. The contract runs for 5 months and may be terminated with 30 days notice.

NOTE 8: CONSULTING AGREEMENT WITH CORPORATE ALLIANCE NETWORK

Effective December 27, 2001, the Company entered into a consulting services agreement with Corporate Alliance Network. Corporate Alliance Network is to provide various services, and the Company is to compensate Corporate Alliance Network with common stock. The total consideration is 2,500,000 shares of common stock; the initial payment was 2,000,000 shares for the first 4 months of services. The contract was signed on January 1st 2002 and expires 155 days later. The contract payment amount was amended to 2,000,000 of S-8 stock vesting immediately upon execution of the contract.

NOTE 9: MINERAL RIGHTS/GARNET PAYABLE

The Company has entered into an agreement for the purchase of the Lead King Lode Mining claim and the Henry Grant and James Hartford Lode Mining claim for the price of $ 150,000 to be paid within 30 days of the date of the agreement (August 23, 2001). The agreement has been modified to an option to purchase on March 18, 2002. The option exercise date is June 30, 2002 for $150,000 payable by August 25, 2002.

NOTE 10: CONTINGENT LIABILITY/OTHER MINERAL RIGHTS

The Company has entered into an agreement for the purchase of other various mineral rights for the price of $ 3,273,456 to be paid by the issuance of 16,367,280 shares of common stock of the Company, with a deemed value of $ 0.20 per share, subject to adjustment. Per the agreement "If, within one (1) year after the execution of this Agreement the publicly traded shares of Iron Mask are not trading at $ 0.20 or more per share, the high price for the public sale of such shares on the anniversary date of the Agreement shall become the deemed value per share, and additional shares of the common stock of Iron Mask will be issued to the end that the total number of shares on the date of this Agreement, shall equal $ 3,273,456.

NOTE 11 SUBSEQUENT EVENTS:

A shareholders meeting was held on April 12, 2002. The following items were voted on and passed:

The shareholders approved the acquisitions of Intrepid Technology & Resources and Western Technology and Management. The acquisitions are recorded under the Purchase Method.

The company's name was changed to Intrepid Technology and Resources, Inc.

The authorized number common stock shares were increased from 100,000,000 to 135,000,000.

The shareholders elected Dennis Keiser, C. Bentley Roth, Jacob Dustin, Robert Delaney and Donald Delaney to the board of directors.

The shareholders ratified previous actions by the board of directors for the acquisition.

The  shareholders   voted  to  accept  Ruland  Williams  CPA  as  the  company's accountant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is an operating company engaged in providing engineering services, construction and marketing of ethanol and the development of mining properties. The Company filed Form 10-SB General Form for Registration of Securities with the Securities and Exchange Commission on March 22, 2000. The Company's registration became effective on April 26, 2000. Iron Mask Mining Company and subsidiaries' stock is listed on the electronic bulletin board. Public trading began June 2001. The Company's fiscal year end is June 30th. The Company's trading symbol is IMKG.

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

On January 18, 2002 the company signed a letter of intent to acquire 100% of Intrepid Engineering Services, Inc. and Western Technology and Management, Inc., both privately held Idaho corporations, in exchange for 25,000,001 million shares of restricted Iron Mask stock. Intrepid Engineering Services, Inc. is a project/task-oriented firm with a highly experienced, professionally registered staff providing expertise across a broad range of engineering disciplines and in all phases of project planning, management and execution. Intrepid has 26 full-time employees and access to internationally recognized experts in the fields of Physics, Radiology, Biology, Chemistry and Engineering. Western Technology and Management, Inc. is compromised of several specialized companies whose common goal is developing Idaho resources. Under the terms of the letter of intent, Dr. Dennis Keiser was named President of Iron Mask as of the date of closing.

The Company undertook the acquisition of Intrepid Technology & Resources and Western Technology and Management as the best method to add value to the Company. The acquisitions begins an operating engineering services company and management expertise to pursue ethanol production and marketing and development of the Company's mineral reserves.

Revenues
--------

The Company's revenues were $.10 for the quarter ended March 31, 2002, compared to total revenues of $.02 from interest income for the same period in the prior year.

Expenses
--------

The Company's expenses were $686,536 for the quarter ended March 31, 2002 compared to $19,303 for the same period the prior year.

Discussion of Financial Results:
--------------------------------

Revenues of the merged company contain only 6 days (March 25 2002 to March 31, 2002) of Intrepid and Western income and expenses.

Income generated by the company in the period was interest income of $10 compared to interest income of $2 in the prior year.

Expenses for the quarter totaled $6,686,536 centered in $5,910,650 write down of good will for the acquisitions of Intrepid and Western. Consulting fees paid of $620,914 which were paid in S-8 stock. Other material expenses include payroll of $38,803, payroll taxes of $3,627. Geology expenses of $37,201 to Intrepid Engineering Services Inc. Legal fees of $35,230, other expenses of $14,335, surface lease rights $2,239, other operating expenses $23,537.

FINANCIAL CONDITION

Liquidity
---------

Cash is $117,833 for the quarter. Prepaid consulting increased $ 120,000. Accounts receivable are $389,061. Total current assets are $626,894. Total current liabilities total $637,097. Working capital total ($10,203). The Company expects that cash flow from operations will be a sufficient source of liquidity to fund operations. The Company is currently evaluating financing options to be put in place as an additional source of liquidity if needed.

Capital Requirements
--------------------

The Company's stock registration and listing allows the Company to raise the capital needed to pursue its long-term goals of developing its ethanol production/marketing efforts, its engineering services business, its gold and diatomite mining operations and other opportunities identified by management. The Company is currently negotiating for long-term financing.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's name was changed to Intrepid Technology and Resources, Inc.

The authorized number of common stock shares were increased from 100,000,000 to 135,000,000.

The shareholders elected Dennis Keiser, C. Bentley Roth, Jacob Dustin, Robert Delaney and Donald Delaney to the board of directors.

The shareholders ratified previous actions by the board of directors for the acquisition. The acquisition was accounted for under the Purchase Method.

The  shareholders   voted  to  accept  Ruland  Williams  CPA  as  the  Company's accountant.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On April 8, 2002, the Company filed a Form 8-K reporting the following information:

     On March 1, 2002, the Company entered into merger agreements with Intrepid Engineering Services, Inc., an Idaho corporation ("Intrepid") and Western Technology and Management, Inc., an Idaho corporation ("Western"). The Articles of Merger were filed March 25, 2002 with the Secretary of State of Idaho. Intrepid and Western shall be surviving corporations, wholly-owned subsidiaries of Iron Mask.

     As consideration for the Intrepid merger, all outstanding shares of Intrepid stock, and other rights to acquire Intrepid stock, will be exchanged for 3,993,575 shares of Iron Mask common stock. This will result in the Intrepid shareholders having 5.058% of the outstanding shares of Iron Mask.

     As consideration for the Western merger, all outstanding shares of Western stock, and other rights to acquire Western stock, will be exchanged for 21,006,425 shares of Iron Mask common stock. This will result in the Western shareholders having 26.603% of the outstanding shares of Iron Mask.

     The shares will be issued from the authorized but unissued shares of Iron Mask. Further details of the mergers are detailed in the merger agreements attached as exhibits.


                                 SIGNATURE PAGE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTREPID  TECHNOLOGY & RESOURCES, INC.

                                                            /s/ Dennis D. Keiser
                                                            --------------------
                                                     Dennis D. Keiser, President

                                                             Date:  May 20, 2002