Form 10-Q/A
period 2002-03-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2002-05-21
CIK 1083742

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


                  See Attached Notes to Financial Statements.

                     INTREPID TECHNOLOGY & RESOURCES, INC.
                            FKA IRON MASK MINING CO.
                         (A Development Stage Company)
                               Statement of Income
          For the three and nine months ended March 31, 2002 and 2001

Consolidated Income Statement

                                      Iron Mask    Intrepid      Qtr Ended    Year to      Year to Date  Inception    Inception to
                                      Qtr Ended    3/25/02 thru  3/31/02      date as of   3/31/02       Date as of   3/31/02
                                      3/31/02      3/31/02       (Unaudited)  12/31/01     (Unaudited)   12/31/01     (Unaudited)
                                      -------      -------       -----------  --------     -----------   --------     -----------
INCOME
  Interest Income                     $         -  $        10   $        10  $         2  $         12  $    83,931  $     83,941
  Gain (loss) on Sale of Assets       $         -  $         -   $         -  $         -  $          -  $   (29,551) $    (29,551)
  All other Income                    $         -  $         -   $         -  $         -  $          -  $    39,645  $     39,645
TOTAL INCOME                          $         -  $        10   $        10  $         2  $         12  $    94,035  $     94,035

EXPENSES
  Payroll                             $         -  $    38,803   $    38,803  $         -  $     38,803  $         -  $          -
  Professional Fees                   $    35,230  $         -   $    35,230  $    39,959  $     75,189  $   175,387  $    210,617
  Payroll Taxes and Insurance         $       270  $     3,357   $     3,627  $         -  $      3,627  $    50,788  $     93,218
  Interest & Bank Fees                $        14  $         -   $        14  $     3,103  $      3,117  $    29,129  $     29,143
  Taxes & Licenses                    $         -  $         -   $         -  $         -  $          -  $     7,873  $      7,873
  Geology Expense                     $    37,202  $         -   $    37,202  $         -  $     37,202  $         -  $     37,202
  Other                               $            $    14,321   $    14,321  $         -  $     14,321  $    16,245  $     30,566
  Consulting                          $   620,914  $         -   $   620,914  $         -  $    320,914  $            $    620,914
  Assessments                         $         -  $         -   $         -  $     8,000  $      8,000  $    30,000  $     30,000
  Write Down of Goodwill              $ 5,910,650  $         -   $ 5,910,650  $         -  $  5,910,650  $    31,000  $     31,000
  Other Operating Expenses            $    23,537  $         -   $    23,537  $   281,802  $    305,339  $   883,396  $    906,933
  Depreciation Expense                $         -  $         -   $         -  $       343  $        343  $       743  $        743
  Leases Surface Rights               $     2,239  $         -   $     2,239  $         -  $      2,239  $         -  $      2,239
TOTAL EXPENSES                        $ 6,630,055  $    56,481   $ 6,686,536  $   333,207  $  7,019,744  $ 1,224,561  $  2,000,447

NET LOSS                              $(6,630,055) $   (56,471)  $(6,686,536) $  (333,205) $ (7,019,744) $(1,130,536) $ (1,906,412)

Non Operating  Revenues (Expenses)
Acquisition of Yellow Pine Resources Cost                                                                             $   (341,796)

Accumulated Deficit - Start of Year                              $(1,456,081)              $ (1,456,081)              $ (1,456,081)
Accumulated Deficit - End of Year                                $(2,231,957)              $ (2,565,162)              $ (3,704,289)
Earnings per share                                               $   (0.0387)              $    (0.0445)              $    (0.0643)


Consolidated Income Statement (Continued)

                                         (unaudited)            (unaudited)             (unaudited)
                                         Qtr Ended              Year to date            Inception to
                                         3/31/01                3/31/02                 Date 3/31/31
                                         -------                -------                 ------------
INCOME
  Interest Income                        $         2            $           23          $       83,905
  Gain (loss) on Sale of Assets          $         -            $            -          $      (29,551)
  All other Income                       $         -            $            -          $       39,645
TOTAL INCOME                             $         2            $           23          $       93,999

EXPENSES
  Payroll                                $         -            $            -          $            -
  Professional Fees                      $    10,092            $       21,573          $      105,397
  Payroll Taxes and Insurance            $         -            $          966          $       49,822
  Interest & Bank Fees                   $     1,079            $        2,311          $       23,070
  Taxes & Licenses                       $         -            $           30          $        7,843
  Geology Expense                        $         -            $            -          $            -
  Other                                  $     6,032            $       16,245          $      580,976
  Consulting                             $         -            $            -          $            -
  Assessments                            $     2,000            $       22,000          $       22,000
  Write Down of Goodwill                 $         -            $            -          $       31,000
  Other Operating Expenses               $         -            $            -          $            -
  Depreciation Expense                   $       100            $          100          $          100
  Leases Surface Rights                  $         -            $            -          $            -
TOTAL EXPENSES                           $    19,303            $       63,225          $      820,208

NET LOSS                                 $   (19,301)           $      (63,202)         $     (726,209)

Non Operating  Revenues (Expenses)
Acquisition of Yellow Pine Resources Cost                                               $     (341,796)

Accumulated Deficit - Start of Year      $(1,089,800)           $   (1,045,899)         $           N/A
Accumulated Deficit - End of Year        $(1,109,101)           $   (1,109,101)         $           N/A
Earnings per share                       $   (0.0008)           $      (0.0028)         $           N/A


                     INTREPID TECHNOLOGY & RESOURCES, INC.
                            FKA IRON MASK MINING CO.
                         (A Development Stage Company)
              Statement of Cash Flows for Period 1/1/02 to 3/31/02


                                                        (Unaudited)          (Unaudited)        (Unaudited)         (Unaudited)
                                                        Three Months         Nine Months        Three Months        Nine Months
                                                        Ended                Ended              Ended               Ended
                                                        3/31/02              3/31/02            3/31/01             3/31/02
                                                        -------              -------            -------             -------
Cash Flow from Operating

Net Income                                              $    -719,405        $  -7,019,732      $      -19,301      $      -63,202
Adjustments to reconcile to Cash provide by
  operations activities                                 $                    $                  $                   $
Noncash costs for Services                              $     654,398        $   1,404,040      $                   $
Write Down                                              $                    $   5,910,650      $                   $
Depreciation Expense                                    $           0        $         343      $          100      $          100
Rounding Adjustment                                     $                    $           1      $                   $            1

Increase (Decrease) in accounts receivable              $                    $    -389,061      $                   $
Increase (Decrease in Prepaid Ins.)                     $                    $                  $                   $          750
Increase (Decrease in Payables)                         $                    $      67,146      $       15,851      $       38,120
Increase (Decrease in payables to
  related parties)                                      $                    $      -6,613      $         -413      $        4,618

Net Cash (used) Provide by Operating Activities         $     -65,007        $     -33,226      $       -3,763      $      -19,613

Cash Flow from Investing Activities
Acquisition Cost                                        $                    $     -42,161      $                   $
Purchase of Property/Equipment                          $      -1,886        $      -1,886      $       -2,800      $       -2,800

Net Cash (Used)
provide by Investing Activities                         $      -1,886        $     -44,047      $       -2,800      $       -2,800

Cash Flow from Financing Activities
Common Stock Proceeds - Merger                          $     181,390        $     118,190      $        6,725      $        6,725
Common Stock Proceeds - Investors                       $                    $      73,200      $                   $
Loan Proceeds related parties                           $      13,420        $      13,420      $                   $       12,748
Loan Repayments related parties                         $       9,740        $      -9,740      $                   $

Net Cash (Used) provided by Financing Activities        $     185,070        $     195,070      $        6,725      $       19,473

Net Increase (Decrease) in Cash                         $     118,117        $     117,797      $          162      $       -2,940

Cash Start Period                                       $          96        $          36      $          244      $        3,346

Cash End of Period                                      $     118,273        $     117,833      $          406      $          406

Interest Income Taxes

Non Cash Information                                    $                    $     150,000      $                   $
Garrent Payable issued for Mineral Rights               $                    $   3,723,456      $                   $
Common Stock issued for Mineral Rights                  $                    $     303,722      $                   $
Common Stock issued for Services, Prepaid Assets
  and Debt Repayment                                    $                    $                  $                   $
Intrepid Assets above Cash Received                     $                    $     889,548      $                   $
Western Assets above Cash Received                      $                    $   5,242,262      $                   $


                See notes to consolidated financial statements.

                     INTREPID TECHNOLOGY & RESOURCES, INC.
                            FKA IRON MASK MINING CO.
                         (A Development Stage Company)
                Statement of Changes in Stockholders' Equity for
                  the three and six months ended and inception
                        through March 31, 2002 and 2001

                                                                        Year to         Inception       Inception
                                                        Qtr Ended       Date            to              to
                                                        3/31/02         3/31/02         3/31/02         3/31/01
                                                        -------         -------         -------         -------
Common Stock
Start of Period                                            985,140         837,091
Issued Shares                                              129,600         129,600         966,691
Issued for Services 3,956,053                               24,780          24,780          24,780
Issued for Services 750,000 Shares                                           3,750           3,750           6,725
Issued for Services 300,000 Shares                                           1,500           1,500
Issuable for Mineral Rights -                                              104,336         104,336
  20,867,280 Shares
Issued for existing debt and accounts
  payable 7,692,600 Shares                                                  38,463          38,463

End of Period                                            1,139,520       1,139,520       1,139,520         837,091

Additional Paid In Capital
Start of Period                                          4,277,604         215,936                         215,936
Issued Shares                                            6,183,600       6,193,600       6,399,536
Issued for Services 3,956,053 Shares                       629,617         629,617         629,617
Issued for Services 750,000 Shares                               -          63,750          63,750
Issued for Services 300,000 Shares                                          22,223          22,223
Issuable for Mineral Rights -
  20,867,280 Shares                                                      3,619,120       3,619,120
Issued for existing debt and accounts
  payable 7,692,600                                                        356,575         356,575

End of Period                                           11,090,821      11,090,821      11,090,821         215,936

Accumulated Deficit
Start of Period                                         (1,456,081)     (1,122,876)                     (1,079,260)
Current Period Profit (Loss)                              (719,405)     (1,052,610)     (2,175,486)        (10,540)
Write Down of Goodwill                                  (4,250,000)     (4,250,000)     (4,250,000)
End of Period                                           (6,425,486)     (6,425,486)     (6,425,486)     (1,089,800
Total Stockholders Equity                                5,804,855       5,804,855       5,804,855         (43,498)


                See notes to consolidated financial statements.

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