Form 10KSB
period 2002-06-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2002-09-27
CIK 1083742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR FISCAL YEAR ENDED JUNE 30, 2002 COMMISSION FILE NUMBER 000-30065

                      INTREPID TECHNOLOGY & RESOURCES, INC.

                            FKA IRON MASK MINING CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             IDAHO                                              82-0230842
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

501 WEST BROADWAY, SUITE 200, IDAHO FALLS, IDAHO                  83402
  (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (208) 529-5337

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.005-PAR VALUE PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year ended June 30, 2002 - $732,437

At September 24, 2002, Registrant had outstanding 90,128,887 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $1,714,466 based on the closing price of $.03 per share as reported on the Over the Counter Bulletin Board Trading System. For purposes of the foregoing calculation, all directors and executive officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or executive officers is an affiliate.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 2002 Annual Meeting of Stockholders.
Part III

================================================================================

OFFICERS

Dr. Dennis D. Keiser, Chief Executive Officer & President

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

DIRECTORS

Dr. Dennis D. Keiser, Chief Executive Officer & President
Chairman of the Board

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

Michael F. LaFleur, Board Member

William R. Myers, Board Member

D. Lynn Smith, Board Member

COMMON STOCK

Par value .005
135,000,000 authorized
90,138,887 issued and outstanding at August 17, 2002
Intrepid Technology & Resources, Inc.'s common stock trades on the Bulletin Board under the symbol IESV.

FINANCIAL REPORTS

A copy of Intrepid Technology & Resources, Inc.'s Financial Reports, filed with the Securities and Exchange Commission, may be obtained by writing to:
Intrepid Technology & Resources, Inc.
501 West Broadway
Suite 200
Idaho Falls, Idaho 83402
www.intrepid21.com
or at: The Securities and Exchange Commission office, Public Reference Room 450 Fifth Street, N.W., Washington D.C. 20549 or at the SEC web site address (http:// www.sec.gov)

TRANSFER AGENT

Columbia Stock Transfer Company
PO Box 2196
Coeur d'Alene, Idaho 83816-2196
Phone: 208-664-3544
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR

Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                TABLE OF CONTENTS

                                                      PART I
    Item     1.   Business ...................................................................................       4
    Item     2.   Properties .................................................................................       10
    Item     3.   Legal Proceedings ..........................................................................       15
    Item     4.   Submission of Matters to a Vote of Security Holders ........................................       15

                                                      PART II

    Item     5.   Market of Registrants Common Equity and Related Stockholders Matters .......................       15
    Item     6.   Management's Discussion and Analysis .......................................................       15
    Item     7.   Financial Statements and Supplementary Data ................................................       23
    Item     8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......       36

                                                     PART III

                  Items 9, 10, 11, and 12 are incorporated by reference from the definitive proxy statement ..       36
    Item    13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........................       36

                                     PART I

ITEM 1. BUSINESS

The Company was formed in May 1957, as Iron Mask Mining Company to engage in mining activities. There has been no production and not much activity until the most recent years. In March of 1999, Iron Mask Mining Company acquired all of Yellow Pine Resources and in May 2000, the Company entered into an agreement with American Diatomite, LLC, in exchange for the Company's common stock to develop, mine and retain the profits of 42 unpatented mining claims. In addition, the Company has a five-year option to purchase the forty-two mining claims for $3,000,000. In January 2002, Iron Mask Mining Company signed a letter of intent to merge with Intrepid Engineering Services and Western Technology Management. In March of 2002, the agreements were concluded and the Company now operates as Intrepid Resources and Technology, Inc., and subsidiaries ("the Company"), an Idaho corporation.

The Company was a development stage company until March 25, 2002. Going forward the Company is an operating company. The primary business purpose of the Company is to provide engineering and technology services; develop ethanol production along with other alternative and renewable energy sources, and the development of mining properties. The realization of profits are dependent on successful bidding and completion of engineering and technology contracts; preparation, permitting and sale of sites for construction of ethanol facilities; production and marketing of ethanol; and the recoverability of the minerals within the Company's properties. The Company is organized into two Groups: Services, which includes the Engineering, and Science & Technology Services Divisions; and Operations, which includes the Ethanol Energy and the Renewable Energy & Resources Divisions.

SERVICES DIVISIONS

The Services Divisions provide the pool of specialized engineering, project controls, and scientific talent to support all aspects of the Company's business lines as well as performing extensive outside "work-for-others" for a wide variety of private, commercial/industrial and government clients. The Engineering Services Division is project/task-oriented and brings together a team of highly experienced, professionally registered engineers and construction management personnel to create true design-build-operate capability. Past projects have utilized mechanical, electrical, civil, and environmental registered professional engineers to create world-class designs. The Company follows the design phase with full project management support including cost and schedule controls, construction management, and startup operations to a diverse customer base ranging from the Department of Energy to small municipalities to the Bureau of Land Management. In less than two years and prior to the merger, the Engineering Services Division has grown to more than 25 employees with estimated annual revenue of $1.8 million. The engineering and construction management capabilities are now deployed to offices in Idaho Falls, Idaho; Kennewick, Washington; and Los Alamos, New Mexico.

The Company utilizes its in-house talent pool to perform engineering and engineering-related "work for others" to enhance the revenue stream and provide capital to help support development of ethanol and renewable energy initiatives. It also services a client base that continues to grow and there are several new proposals pending that will further expand both the engineering design and scientific consulting bases.

AREAS OF EXPERTISE

     o    Building Commissioning

     o    Construction Management

     o    Cost Estimating

     o    Decontamination and Decommissioning

     o    Engineering (Civil, Chemical, Electrical, Environmental, Mechanical)

     o    Engineering Design

     o    HVAC Testing and Balancing (NEEB Certified)

     o    Nuclear Criticality and Safety

     o    Ordinance and Explosives Services (Certified EOD Specialist)

     o    Project Planning and Engineering

     o    Project and Program Management

     o    RCRA and CERCLA Closures

     o    Scheduling (Primavera Subject Matter Expert)

     o    Specialized Engineering/Management Consulting

ENGINEERING SERVICES

     o    Building Commissioning

     o    Building System Evaluation and Troubleshooting

     o    Energy Audits and Recommendations

     o    HVAC Design and Construction Oversight

     o    Instrumentation and Controls

     o    Mechanical/Chemical

     o    Operations and Maintenance Planning

     o    Process System Design

     o    Water Treatment System Design

CIVIL ENGINEERING

     o    Civil Site Design

     o    Geotechnical Engineering

     o    GIS based Water distribution system modeling and analysis

     o    GIS based watershed modeling and analysis

     o    Seismic Evaluations

     o    Storm Water Modeling

     o    Structural Design and Analysis

     o    Water and Wastewater Design

ELECTRICAL ENGINEERING

     o    Commercial/Industrial Power and Lighting Systems

     o    Construction Inspections

     o    Construction Work Plans

     o    Contract Administration

     o    Coordination Studies

     o    Easement/Right-of-Way Acquisition

     o    Facility Valuations

     o    Field Staking

     o    Instrumentation and Controls

     o    Long Range Planning Studies

     o    Power Distribution Systems

               o    Overhead Distribution Lines

               o    Power Factor Correction

               o    Substations

               o    Transmission lines

               o    Underground Distribution Lines

     o    Work Order Inspections

ENVIRONMENTAL ENGINEERING

     o    Geographic Information Systems

     o    Independent PE Certification

               o    RCRA/CERCLA Closures

               o    Tank Systems

     o    Long-term O & M of Treatment Facilities

     o    Preliminary Site Assessments

     o    Process System Optimization

     o    RCRA/CERCLA Project Planning & Management

               o    Field Oversight

               o    Permit Applications

               o    Regulatory Interfacing

     o    RCRA & CERCLA Treatment System Design and Operation

     o    Remedial Design

     o    Remedial Investigation

PROJECT PLANNING SERVICES

     o    Constructability Reviews

     o    Cost Estimating

     o    Custom Database Development

     o    Detailed Work Plans

     o    Independent Design Reviews

     o    Scheduling and Cost Management

               o    Primavera P3 Subject Matter Experts

               o    Project Scheduling Setup and Maintenance

     o    WBS/OBS Development

The Science & Technology Services Division, ("STS"), provides specialized technical consulting or staff augmentation service. Individual STS affiliate staff members typically possess advanced academic credentials and extensive science or engineering work experience. STS affiliate staff may assist in policy development, support research proposal preparation, serve on technical review panels, work on design teams, assist in operational activities, or provide training. Providing world-class technical personnel per client prescription is our business.

This Division fills a unique "niche" by providing ready access to over 100 renowned experts in a variety of technical fields including all Engineering
Disciplines: physics, radiological sciences, biology, and chemistry. An established administrative process in place to facilitate access to these experts for review panel, design team, program formulation, or other individual service on a consulting type basis.

STS - TECHNICAL AREAS OF EXPERTISE

     o    Bio-Geo-Chemistry

     o    Bio-processing Systems

     o    Computer Security

     o    Deterministic & Stochastic Modeling

     o    Energy Biotechnology

     o    Hydraulics and Hydrology

     o    Hydraulics and Technology

     o    Information Technology

     o    Mining Engineering

     o    Nondestructive Sensing and Assay

     o    Nuclear Reactor Physics & Metals Joining and Materials Engineering

     o    Radiation Dosimetry

     o    Remote Handling Systems Engineering

     o    Sensor Physics

     o    Toxicology and Environmental Chemistry

     o    Waste Engineering

     o    Wind, Geothermal, & Low Head Hydro Chemistry

OPERATIONS DIVISIONS

The Operations Divisions, which include the Ethanol and the Renewable Energy & Resources Divisions, have the responsibility to take projects from concept to full-scale production. Our seasoned and highly experienced program/project managers draw upon internal resources in combination with specialized outsourcing as required to evaluate technologies, perform detailed feasibility studies, develop business plans, and then design, construct, commission, and operate facilities related to the alternative and renewable energy fields and development of the Company's mineral assets.

The Ethanol Division has a primary role of conducting the initial feasibility studies for potential ethanol projects and then developing those that show particular promise for profitability, to include preparation of the business plan(s) and design. The Division is currently focused on developing the ethanol industry within the State of Idaho and is involved in the location, permitting, and design of the first of several planned 40 MMGY (million gallon per year) ethanol production facilities.

The Company is focused on economically viable ways of increasing the United States' energy independence. Never before in this country's existence has the reduction of oil imports been such a priority for its government and citizens. The Company believes the U.S. Congress will mandate quotas for renewable and alternative energy sources and this will enhance the Company's opportunity for sales and growth - especially in Idaho, as Idaho is ideally located to serve the Western US Ethanol market. The Company has identified ethanol, as a renewable fuel source, and a strategic component of the United States' future automotive energy market. The need for energy independence and cleaner burning fuels makes ethanol the fuel of choice for the future. Ethanol demand and consumption has doubled in the last ten years and management believes will at a minimum double again in the next seven years. The Company has evaluated the viability of ethanol production in Idaho and has concluded that plants with an annual production capacity between 20 and 40 million gallons per year can be profitable Agricultural feed stocks such as corn and milo can be transported by rail into Idaho at attractive prices in large rail car shipments and make Idaho Ethanol plants competitive with Midwestern plants.

The Renewable Energy & Resources Division is working to develop other renewable/alternative energy resources such as low-head hydro (LHH), geothermal, and wind. The Division is currently working closely with another Idaho-based firm that holds numerous preliminary permits on identified LHH potential sites across the Western US. The objective is to refine the list to the most promising sites, complete the licensing process, and design and build turnkey facilities for rural electric co-operatives.

This Division also has the primary responsibility for the management and development of the Company's natural resource/mineral assets. Given the size and potential value of these assets, they are discussed separately below.

MINING AND MINERAL RESERVES

The Company has two main mining rights, which include development, mining and marketing rights to a large diatomaceous earth deposit in south central Idaho and precious metals properties in Montana. The Company is evaluating these assets to determine how they can best supplement the core business lines.

DIATOMACEOUS EARTH (DE) ASSET

According to Industrial Minerals Association, the demand for diatomaceous earth used for filtering consumption liquids such as beer and soft drinks is growing at a rate of three to four percent per year. This is significant considering the decline in the number of quality diatomaceous earth deposits in this country. The Company feels that the nature of this Southwestern Idaho deposit presents quite an opportunity to pursue new product development while still supporting more traditional applications. The two "new product" areas of greatest interest are heavy metal removal water treatment and lightweight building materials, block, wallboard, thermal insulation, and so on.

GARNET PROPERTIES AND ASSETS

Located in Western Montana approximately fifty miles northeast of Missoula, the defined reserve consists of an estimated 455,000 ounces of recoverable gold as explored, defined and reported by Pegasus Gold Corporation. In addition, the Company acquired the right to purchase the fee simple title to further patented mining claims in the immediate area surrounding the defined reserves, which contain both stockpiled ores and recoverable mine tailings amenable to near-term processing. The Company acquired the mining rights in exchange for common stock valued at approximately $3,200,000. The Company also acquired in exchange for common stock a smaller mining right valued at $450,000, subsequent to June 30, 2002, these rights expired and were written off as of June 30, 2002.

CUSTOMERS

In 2002, the Company managed an engineering services agreement with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, which constituted the majority of the Company's revenue. In 2002, the Company's other primary customers were: Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West, the Bureau of Land Management and the state of Idaho. INEEL and Fluor Federal Services, Inc., each provided more than ten percent of the total revenue recognized by the Company. In 2001, no single customer accounted for ten percent or more of the Company's revenue.

MARKETS

The current trend in the Gold Market is for the larger gold production companies to expand their gold reserves through acquisition and or merger with other companies. This is apparent from recent mergers of Newmont / Normandy and Kinross / Echo Bay [currently ranked as 2/6 and 21/22 based upon Enterprise Value to Earnings Ratio by Miningweb gold producer valuations dated 13-May-2002]. The Company would benefit from this with an opportunity to sell its Garnet assets of 455,000 ounces of recoverable gold to one of these larger gold production companies looking to increase their gold reserves and or maintain their gold reserves as production continues. Many Canadian gold production companies are interested in obtaining U.S. gold reserves to expand their gold reserves and holdings outside of Canada. The Company would consider reasonable offers for its gold reserves and mining rights.

The uncertainty in the U.S. Stock Market, DOW Jones Industrial Average, NASDAQ, and other world markets is driving the need to fall back to the gold standard and increase gold reserves within the various countries around the world [Japan July 2002 imports of gold was 7.03 tons, a 105.5% increase over the previous
3.42 tons of last year; Russia is planning gold buying programs; France and Switzerland are reducing amount of gold sells as reported by USA Gold weekly gold analysis for week ending 23-Aug-02]. This increase and renewed interest in gold reserves should also benefit the Company since the price of gold is being driven up by demand. Currently, Gold is trading between $305-$318 per ounce building a support level at $305 per ounce as reported by USA Gold weekly gold analysis for week ending 23-Aug-02] The Garnet gold reserves would be more attractive to larger gold companies looking to increase gold reserves.

The DE deposit discussed above is vast (as much as 2,000 million tons), whereas the current U.S. annual production of DE is approximately 740,000 tons. This level of production indicates a limited market for DE products. The Company is working to develop teaming relationships with mining and manufacturing companies to develop new DE markets in the area of building product development (DE based lightweight concrete blocks, bricks, fiber reinforced de-board). These building products would have the potential to open up new markets for DE and allow a better utilization of these vast reserves.

Within the Engineering Services sector, the slow down in the overall economy is having a dampening effect on new business. The result is increasing pressure and competition to provide lowest cost and lowest margin services for qualified engineering, scientific, and technical personnel. Given its talent pool and resource base, the Company has chosen to focus on providing specialized support for projects that require highly experienced qualified expertise and therefore limit competition to a greater degree than if pursuing the more routine type of services work.

As discussed earlier, with the abundance of resources, excellent transportation system and open spaces of the region as well as the increasing demands for "green" (environmentally friendly) energy, there is considerable potential for developing the alternative/renewable market within Idaho. Current ethanol production in the State of Idaho is limited to only a few small plants that produce ethanol as cost avoidance waste reduction step in their potato processing operations as opposed to a revenue generation activity. There are many functioning low head or small head hydropower units operating at various locations throughout the state, but most are relatively small and service rural electric markets. Many other potential sites exist that have not yet been developed that have potential to produce electricity in quantities and locations that could prove attractive to larger utilities. There are also numerous geothermal sites within the State that show potential for profitable development for activities ranging from industrial processing/drying applications to power generation.

COMPETITION

The Company competes with both large and small companies in the markets in which it operates. The Company believes that its principal competitors in the mining sector are Hanover Gold Incorporated ("HVGO"), Coeur d'Alene Mines ("CDE"), US Antimony ("UAMY"), Missouri River Gold & Gems ("MRGG"), Shoshone Silver Mining ("SHSH"), and Gold Bond Resources ("GOBM"). The principal competitors in the engineering services sector are all privately held or employee owned companies and therefore not actively traded on any market. The same is true of the alternative renewable energy fields, with the exception of WorldWater Corporation ("WWAT"), which can only be considered a distant competitor in that they focus entirely on supplying equipment and providing water and power management services for rural communities.

The Company believes that the principal competitive factors applicable to all areas of its business are:

o    Breadth of services offered and mining licenses and permits held

o    Customer service reputation

o    Dependability, technical proficiency and environmental integrity

o    Geography

o    Operational experience

o    Quality of working relations with federal and state governments

o    Price

o    Influence of development of alternative/renewable energy sources in Idaho

o Size and volume of mineral holdings, particularly the diatomaceous earth property

o Ability to partner with other appropriate entities to maximize each others' resources

Management believes the Company is, and will continue to be, competitive based on these factors. The Company further believes that it possesses a number of competitive advantages, which distinguish it from its competitors including its unique range of services and capabilities, and established relationships with its customers. The Company also believes its reputation as a provider of environmentally sound solutions contributes to its competitive advantage.

ITEM 2. PROPERTIES

The Company believes that its property and equipment are well maintained, in good operating condition and suitable for the Company's current and projected needs. Company headquarters are located in Idaho Falls, Idaho in leased office space. The Company also leases sales and administrative offices in Missoula, Montana, and Kennewick, Washington. The Company also holds significant mineral and mining rights to a gold property in northwest Montana and large diatomaceous earth deposit in southwest Idaho. The following table sets forth certain information regarding the principal operating facilities/properties owned or leased by the Company.

          LOCATION                   FUNCTION                SIZE                   OWN/LEASE              UTILIZATION
          --------                   --------                ----                   ---------              -----------

Idaho Falls, Idaho             Corporate Office         5,000 sq. ft.                 Lease                   100%
Kennewick, Washington          Satellite Office          1,100 sq ft                  Lease                   100%
Missoula, Montana              Satellite Office           800 sq ft                   Lease                   100%

Mining and Exploration

Garnett, Montana               Mineral Rights                N/A                       Own                 Asset Base
                               (proven gold
                               reserves)
Gooding County, Idaho          Diatomaceous Earth        6,400 acres                   Own                 Asset Base
                               Mining Rights

The following discussion is in accordance with Regulation S-B, Item 102(a), and Guide 7, for mining operations with mining rights and reserves. The registrant has also included in Item 6. Management Discussion, Analysis of Financial Condition and Results of Operations under the heading Mining Operations and the Company, a comprehensive discussion of risk factors, market conditions and ability to achieve profitability through these mining operations. This following discussion of Item 2., Property, should be read in conjunction with Item 6.

CORDOBA CORPORATION AND GARNET MINING CORPORATION

The Company entered into an agreement dated August 23, 2001 and Addendum dated September 24, 2001 with Cordoba Corporation and Garnet Mining Corporation, whereby in exchange for the issuance of 16,367,280 shares of the common stock of the Company (subject to later adjustment depending on the share value of the free-trading shares of the Company) it acquired the rights to in situ gold reserves explored, defined and reported by Pegasus Gold Corporation and located in Western Montana approximately fifty miles northeast of Missoula, Montana. The defined reserve consists of 455,000 ounces of recoverable gold. Over twenty of the 180 drill holes intersected high-grade ore zones, but it must be assumed that the bulk of the deposit is of low grade. The Company has the opportunity either to further define and mine the high-grade deposits or consider a mining operation to extract the entire deposit, but, at the present time, the reserves are undeveloped.

In addition, the Company acquired the option to purchase the fee simple title to further patented mining claims in the immediate area surrounding the defined reserves, which both contain stockpiled ores and recoverable mine tailings amenable to near-term processing. The Company allowed this option to expire without action on June 30, 2002 since the Company determined developing the site was not feasible.

The following is information regarding the mineral reserve acquired by the Company.

LOCATION

The Garnet District occupies the crest of the Garnet Range, and is accessible from Interstate 90 to the south, via a rough road leading from the Bearmouth exit. From the north, access is via a well-maintained county road leaving Montana State Highway 200 near the Lubrecht Camp exit, five miles east of Potomac.

GEOLOGY

The regional geology of the area is characterized by late Proterozoic sedimentary formations that have been metamorphosed to varying degrees, and are host to both outcropping and interpreted igneous intrusions. Rock formations in the areas of interest are quartzites, shales and carbonates; intrusives are principally granodiorite. Mineralization associated with the intrusives, faulting and joint systems has resulted in vein-type ore bodies, skarns and mineral dissemination in granodiorite. Most of the mineral production, mainly gold in terms of value, but also including silver, copper and lead has been from traditional underground vein mines inactive for many years. Modern well-funded exploration in the district has sought larger targets using ground and aerial geophysics to define areas of interest, followed by goechemical sampling and drill hole analyses on specific areas or targets.

ORE RESERVES

PEGASUS EXPLORATION

Between December 1989, and December 1992, Pegasus Gold conducted an exploration program covering over 22 square miles and employing airborne magnetics and resistively, ground magnetics, IP, and resistively surveys. Drill targets were defined using geologic mapping, rock, soil and trench geochemistry. Fourteen targets were drill tested with one hundred forty-seven reverse circulation holes (47,601 feet), and six core holes (1,710 feet). Potential mineable reserves were discovered in three separate deposits.

RESULTS OF PEGASUS EXPLORATION

The three potential mineable zones referred to are the Nancy Hanks and contiguous claims, the nearby Cascade area (1500 feet west of Nancy Hanks and which is excluded from the valuation due to questions of ownership), and the Coloma deposit two miles west and not part of either the Garnet or Copper Cliff districts (the subjects of this valuation). There are numerous drill hole records on the Nancy Hanks/Dewey/Cascade zone of the Garnet districts, the most promising area for a potential gold mine.

Drill hole locations are plotted on maps prepared by Pegasus, and corresponding drill hole logs are compiled in their Table 2, Drill Hole Summaries, which records grid locations by northings and eastings, azimuth, declination, depth and altitude of the holes, gold and silver intercepts and assays. Pegasus maps also identified drill holes and intercepts of gold and other geology, constructed cross-sections of potentially mineable Dewey/Nancy Hanks and Cascade zones. Pegasus calculated ore reserves manually by drawing polygons on the cross sections and with polygon cross-sectional areas determined by use of planimeters. Polygons were then extended halfway to the adjacent cross section to determine volume and tonnage. Ninety-three ore blocks were created on ten cross-sections.

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

COMPUTER MINE MODELING RESULTS

The current valuation uses computer mine modeling, namely the commonly-used proprietary programs SURPAC and 3-D. SURPAC is used to generate a mine block model, in this case with user-defined mine blocks 100 square feet and fifty feet high. Modeling utilized sixty-two drill holes in the Dewey/Nancy Hanks area and seventeen in the Magone & Anderson, with an average spacing of 250 feet apart, providing sufficient basis for considering the results to be in the proven/probable range, and therefore sufficient for economic analysis. Entire mine blocks are categorized as either ore or waste and all blocks that average a gold content above a specified cutoff grade (0.018 o.p.t. for initial calculations) are defined as ore. The model employs geostatistical techniques based on drill hole data over the Dewey, Nancy Hanks, and contiguous claims, and the Magone & Anderson and San Jose claims, to determine ore grades of the blocks. It is a much more thorough method than polygons, and a larger area is covered. These data are then fed into the 3-D program (developed by Whittle Programs Pty, Ltd.) that incorporates mining costs and gold prices provided by the model's user, to determine pit configuration and mine able tons of ore and waste. At a gold price of $300/oz, computer modeling generates gold ore reserves of nearly seven million tons at an average grade of 0.086 o.p.t., and with less waste rock than ore resulting in a stripping ratio of about 0.64 to one. At an eighty percent recovery factor, this results in 455,875 recoverable ounces of gold. These are higher tonnages and higher grade than the manual calculations by Pegasus, due to the computer modeling capturing all possible reserves, covering a larger area, and a better stripping ratio benefiting from much of the Nancy Hanks area having had overburden already pushed aside, thus improving grade by reducing waste. Also, a small additional pit was identified.

Computer modeling using Pegasus drill hole data generated two mine able areas. The largest has a roughly oval pit outline measuring approximately 2,300 feet east west and 1,000 feet north south, and includes parts of the Dewey, Nancy Hanks, Midnight, Shamrock and International claims. The second is a circular pit approximately 400 feet in diameter straddling the boundary line between the Magone & Anderson and San Jose claims. This ore is included as being part of a logical mining unit but; the tonnage is reduced by one-half to reflect the fact that some of the ore has already been mined-out from underground. In any case, the tonnage and gold content have only a minor effect on the economics of the valuation.

Gold ore located on the Shamrock claim is included as part of the open pit resources and therefore the fair market value; as it would be physically and economically impossible to develop an open pit and not mine the Shamrock with its attendant costs and rock disposal, even if gold were not extracted. Underground mining in order to avoid the Shamrock is not economically feasible, and most likely impossible from a realistic engineering design standpoint.

SILVER RESOURCES

In general, silver is too scarce to be considered. Pegasus Appendix F, Geochemical Lab Reports and Drilling Samples, reports hundreds of assays conducted by Bondar-Clegg Co. of Vancouver, B. C., a widely used and respected lab. (A few other assays were conducted by American Assay Labs, Inc., and by SVL Analytical, Inc.) Nearly all of the assays show no silver above the 0.02 o.p.t. (Troy ounces per short ton) assay threshold and for those few that do, none exceed one o.p.t. Note: at a silver price of $5.00/oz, 0.02 o.p.t. equates to a gross ore value of 10 cents per ton. Thus, all that can be surmised is that the gross amount of silver possibly contained in the Garnet project is unknown, but is less than 0.02 o.p.t. Therefore, this valuation does not include any estimate of silver resources.

THE CLOVER CREEK DIATOMACEOUS EARTH DEPOSITS

In August 1999, the Company entered into an agreement with American Diatomite, L.L.C., an Idaho limited liability company ("American") wherein the Company acquired a fifty percent interest in and to one property consisting of forty-two unpatented mining claims located in Gooding County, Idaho that contain diatomite. The foregoing contract was cancelled, and a new contracted was executed between the parties dated May 10, 2000.

DIATOMITE

Diatomite is a sedimentary rock composed of the microscopic skeletons or frustules of single-celled, mainly planktonic aquatic plants (diatoms). When pure, diatomite is light-colored, soft, very porous and extremely lightweight. Generally, diatomite is white or nearly white and has an apparent hardness of
1.5 although the opaline silica comprising the diatom skeletons has a hardness ranging from 4 to 6. Porosity may be seventy-five or more and diatomite powder can absorb two to three times its weight of water. Dry blocks of crude diatomite have an apparent density ranging from 20 to 40 pounds per cubic foot and diatomite powder packs so loosely that the apparent density is as low as 10 pounds per cubic foot (Durham, 1973; Bates, 1969).

Diatomites possess a number of characteristics that are utilized in many industrial applications. It is insoluble in most chemical reagents (inert), moderately refractory with a softening point of 1400 degrees to 1600 degrees Centigrade and an abrasive due to the thin-walled cellular structure which collapses under pressure. Diatomite also has a low thermal conductivity and an enormous specific area. Less than half-pound of diatomite has a surface area 45,000 feet (about equal to the area of a football field).

Powdered diatomite is used as a filter aid, filler, heat insulator, abrasive, and absorbent. The major use of diatomite powders produced in the U.S. is as filter aids that account for about sixty-seven percent of U.S. production. The second largest use of diatomite powders, accounting for about twenty percent of U.S. production is for fillers. Most of the filler market for diatomite is as functional filler in which diatomite imparts a desired effect to the product rather than as mineral filler in which diatomite simply replaces a more expensive component in the formulation of the product. Other uses account for the remaining thirteen percent of U.S. diatomite production (Pettifer 1982; Kadey, 1975).

LOCATION AND DEVELOPMENT

The Clover Creek diatomites are located in Township 3 South and Township 4 South, Ranges 13 and 14 East, in Gooding County, of south-central Idaho. The area is about eighty miles east-southeast of Boise. The diatomite crop out, along the southern and southwestern boundaries of Gooding, the City of Rocks and WSA's located in the Mt. Bennett Hills. The diatomites are in the Bennett Hills Resource Area of the Shoshone Bureau of Land Management district.

The area underlain by the diatomite is accessible from the towns of Bliss, approximately fifteen miles south-southwest by road, and Gooding, about sixteen miles south-southeast by road. In both cases most of the distance is over unimproved roads. The Union Pacific railroad passes through both Bliss and Gooding. Interstate Highway 84 is accessible at Bliss.

The potential for the development of geothermal energy in the vicinity of the Clover Creek area to support the processing/drying of diatomite ore is good. Thermal wells and springs are common along the margins of the Mt. Bennett Hills. High heat flows and geothermal gradients are also present in the region. The southern margins of the Gooding and City of Rocks WSAs have definite potential for the development of low to moderate temperature geothermal resources and may have potential for the development of high temperature geothermal (Ferrette et al. 1983).

REGIONAL GEOLOGICAL SETTING

The Idavada Volcanics and the Banbury Basalt underlie the Clover Creek area. In nearby areas the Idavada Volcanics unconformably overlie the Challis Volcanics and the plutonic rocks of the Idaho batholiths. The Idavada Group consists of about 1,500 feet of dacitic, latitic and rhyolitic ignimbrite; basalt and arkosic gravel. The Idavada is divided into six lenticular formations: (1) the Gwin Spring Formation, (2) the Hash Spring Formation, (3) the Fir Grove Tuff,
(4) the McHan Basalt, (5) the City of Rocks Tuff, and (6) the Burnt Willow Basalt. Paleontologic and stratigraphic evidence indicate that the Idavada Volcanics are early Pliocene in age. The Idavada Volcanics were deposited in the latter stages of silicic caldera volcanism, which characterized early development of the Snake River Plain. Thereafter, basaltic veicanism became dominant beginning in the middle Pliocene with deposition of the overlying Banbury Basalt.

The Banbury Basalt is the youngest member of the Idaho Group, which unconformably overlies the Idavada Volcanics. The Banbury consists of a sequence of lava flows locally interbedded with stream and lake sediments. The unit ranges from 630 to 1,000 feet in thickness and is middle Pliocene in age. The flows are composed of olivine basalt and less porphyritic, plagioclase-olivine. Individual flows have a columnar and vesicular texture and are 15 to 50 feet thick. Stream and lake sediments were deposited during periods between volcanic episodes. Stream sediments largely consist of brown sand and pebble gravel in lenticular channel deposits whereas lake sediments principally consist of silt, clay and diatomite. The diatomites in the Clover Creek area are lake sediments within the Banbury Basalt.

Structurally, the Clover Creek area is on the northern edge of the Snake River Plain in an area where the Cenozoic volcanic rocks overlap the Idaho batholith. The area is a complexly faulted, southeasterly dipping horst bounded by the Camas Prairie graben on the north and the Snake River Plain downwarp to the south. Gravity data and regional geologic studies indicate an east-west trending zone of high angle faulting. To the north, extensive normal block (basin-and-range) faulting began about seventeen million years ago and ceased about two million years ago. South of the Clover Creek area, subsidence of the Snake River Plain began about fifteen million years ago. The predominant structural features in the Clover Creek region consist of steeply dipping, dip-slip, and normal faults. These fall into two roughly conjugate sets trending N40-70W and N70-90W. The faults dip steeply 75 degrees to 90 degrees. The northwest trending faults have the greater displacement. The normal faulting was active throughout Cenozoic time and greatly influenced the distribution of the volcanic units.

DIATOMITE OCCURRENCES AND SAMPLING

In the Clover Creek area, diatomaceous lacustrine sedimentary rocks are discontinuously interbedded with basalts. The sedimentary rocks crop out along the valley slopes within a ten square mile area in Ts.3 and 4S., R.s.13 and 14E. The lake sediments range from 0 to 400 feet in thickness. Thin beds or lenses, up to three feet thick, of clay and volcanic ash are interbedded with the diatomites. The diatomites also locally contain variable amounts of intermixed clay, volcanic ash and carbonates.

In order to assess the potential commercial utility of the Clover Creek diatomites, thirty-seven samples were collected for preliminary testing. Whenever possible the samples were taken from channels cut into diatomite outcrops, but due to the lack of good outcrops fifteen samples were from more highly weathered material. Thirty-two of the diatomite samples were sent to Johns-Mansville Research and Development Center in Denver, Colorado for the following tests:

1. Microscopic Examination. Evaluation of a representative dried sample using a high magnification microscope shows identifiable diatom structure. The variety and type of species (or genus) of diatoms are noted and compared with examples in standard reference books. The presence and approximate percentage of contaminating materials are also noted.

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

DISCUSSION OF TEST RESULTS

The thirty-two samples of crude diatomite submitted for testing were of variable quality. All of the samples had good colors and consisted of a mixture of fresh water diatoms primarily actinoptychus, melosira, epithemia, and novicula.

Eleven of the diatomite samples exhibited good qualities based on the preliminary tests. Five of these samples are from a dozer cut in the valley side in the southeast quarter of Sec. 34, T3S, R13E and four samples are from the Chalk Mine (northwest quarter of Sec. 12, T4S, R13E, Figs. 3 and 5), another dozer cut into the valley side. All nine samples consist of channel samples cut in relatively unweathered diatomite. The other two good samples were taken in the central portion of Sec. 2, T4S, and R13E. Both of these samples are from moderately weathered diatomite outcrops.

The diatomite samples that exhibited good quality were collected from three different areas approximately equally spaced over a distance of more than two miles along the southwestern facing slopes of Clover Creek valley. The spacing between the three sample areas suggests that good quality diatomites may be continuous over fairly large areas and not restricted to local, isolated occurrences.

Most of the twenty-one lower quality diatomite samples were contaminated by higher than normal levels of carbonates, clay, or iron. The areas from which these samples were collected require further sampling to evaluate the commercial quality of the diatomites due to three factors:

                  1. Some of the contamination may be restricted in extent. For example, certain samples were from an outcrop of diatomite that contained a small-recemented fragmental breccia; thus, the carbonate contamination may be limited to the brecciated diatomite.

                  2. Some of the samples were from highly weathered exposures, which probably represent Zone C in the soil profile rather than true outcrop.

                  3. Two samples show a low diatom content and were collected from colluvium. Consequently, their low quality is not surprising.

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

The Amalgamated Sugar Company has sugar beet refining plants at Nampa, Paul and Twin Falls. The company uses-several grades of diatomite filter aids in a multi-stage filtering process to produce sanitary, bacteria-free sugar beet syrup. The three plants use a total of about 1,200 tons of diatomite annually. Amalgamated buys much of its diatomite from Eagle-Picher Industries in Lovelock, Nevada at a cost of $200 per short ton including freight.

The Payette Cider Company in Fruitland, Idaho uses three grades of diatomite filter aids in a three-stage filtering process for apple cider. Payette Cider was not able to provide annual diatomite consumption figures. The company obtains the diatomite from Eagle-Picher in Lovelock at an average price of $200 per short ton including freight.

ITEM 3. LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings and to the knowledge of management is presently contemplated against the Company by any federal, state, or local government agency.

Further, to the knowledge of management, no director or executive officer is a party to any action in which interest is adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders during the fourth quarter of 2002.

ITEM 5. MARKET FOR INTREPID TECHNOLOGY & RESOURCES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Intrepid Technology & Resources, Inc., common stock is currently listed on the Bulletin Board System under the symbol IESV. As of June 30, 2002, there were approximately 1,241 record holders of common stock. The high and low sales prices for the common stock on the Bulletin Board began trading in the fourth quarter of 2001, and no dividends were paid per common share for each quarter in the last two years as shown below:

                                   2002                          2001                   Dividends Per Share
                         -------------------------     -------------------------     -------------------------
PERIOD                      HIGH           LOW            High           Low            2002           2001
                         ----------     ----------     ----------     ----------     ----------     ----------

1st Quarter                     .20            .06             --             --     $       --     $       --
2nd Quarter                     .09            .04             --             --             --             --
3rd Quarter                     .31           .045             --             --             --             --
4th Quarter                     .26            .03            .20            .18             --             --

The Company has no options or warrants and the common stock is not convertible or exchangeable into other equity securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 3., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending June 30, 2002, included elsewhere in this Form 10-KSB.

2002 FINANCIAL RESULTS COMPARED TO 2001

In March 2002, the Company merged Iron Mask Mining Company with Intrepid Engineering Services, Inc., an Idaho corporation and Western Technology and Management, Inc., an Idaho corporation. The acquisition was accounted for under the purchase method, and the Company now exists as Intrepid Technology & Resources, Inc., ("the Company"). The Company's 2002 operating revenue was $732,000 compared to $0 last year, with a gross profit of $127,000 compared to $0 last year. The Company did bear high costs as a result of the merger and acquisition and the write down of intangible assets left the Company with a net loss of $7,506,000 compared to a loss of $77,000 in 2001.

STRATEGY

The Company plans to increase sales and expand its engineering and scientific services base via new customer contracts. Revenue generated will be used to meet cash flow requirements, dissolve accumulated merger costs, and any excess will be used to support and develop operational initiatives through the design and construction of ethanol production facilities and the permitting and licensing arrangements of small head hydroelectric power generation.

The Company has taken significant steps in recent months to position itself as a leader in building the ethanol industry in the state of Idaho. A recent feasibility study for a forty million gallon facility shows viability and current location studies are under way. Management believes it will need in excess of $4 million to procure the property and prepare the complete design and permits to start the construction of this ethanol production facility. The Company is currently seeking business arrangements, partnerships or investment capital to secure its position in this venture.

The Company also has mining rights to approximately 6,400 acres in southwest Idaho for the mining of Diatomaceous Earth deposits. This Diatomaceous Earth is soil rich deposits in minerals and fossils that are to be used for used for filtering consumption liquids such as beer and soft drinks and possibly the production of fertilizer.

In August 2002, the Company signed a letter of intent with an alternative energy source company to begin the process of identifying a mutually beneficial approach to collectively pursue development of hydropower generation facilities by capitalizing on the best resources of both companies and their affiliates. In conclusion, to a business relationship or acquisition there should be possibilities in alternative hydroelectric energy, since the other company already holds a large number or permits on water mains and tributaries in the United States. The Company intends to form a joint venture or seek a limited liability company to pursue this interest. Either party has made no final commitments at this point in time.

MINING OPERATIONS AND THE COMPANY

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

2. NO COMMERCIALLY MINE ABLE ORE BODY. No commercially mine able ore body has been delineated on the properties, nor have any reserves been identified, except: (1) the Garnet properties, for which a mineral reserve has been blocked and a mineral evaluation completed for the Company; and, (2) the Diatomaceous Earth property, for which a survey has been completed but has not blocked out.

3. RISKS INHERENT IN THE MINING INDUSTRY. The Company is subject to all of the risks inherent in the mining industry including, without limitation, the following. Competition from a large number of companies, many of which are significantly larger than the Company, in the acquisition, exploration, and development of mining properties. The concession holder must pay fees and perform labor on the concessions to maintain the concessions title. Exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mine able deposits of ore. Operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls. A large number of factors beyond the control of the Company, including fluctuations in metal prices, inflation, and other economic conditions, will affect the economic feasibility of mining. Mining activities are subject to substantial operating hazards some of which are not insurable or may not be insured due to economic considerations; and, the availability of water, which is essential to milling operations.

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

5. FLUCTUATING PRICE FOR METALS. The Company's operations will be greatly influenced by the prices of silver, copper, lead, zinc and other metals. These prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations for inflation, the strength of the United States dollar, global and regional demand, political and economic conditions and production costs in major metal producing regions of the world.

6. MINING CLAIMS. The Company holds mining claims that require work and financial expenditures to retain their validity.

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

8. GOVERNMENTAL REGULATION AND ENVIRONMENTAL CONTROLS. The Company's activities are subject to federal regulations controlling not only the exploration for and development of mineral properties, but also the possible effect of such activities upon the environment. In its mining operations, the Company will use certain equipment that will subject the Company to safety and health regulations. While the Company intends to act in compliance with all such regulations, any adverse ruling under any regulations, any imposition of a fine, or any imposition of more stringent regulations could require the Company to make additional capital expenditures that could impair its operations.

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

10. UNINSURED RISKS. The Company may not be insured against all losses or liabilities that may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.

11. NEED FOR SUBSEQUENT FUNDING. The Company has an immediate need for additional funds in order to finance its proposed business operations. The Company's continued operations therefore will depend upon the availability of cash flow from its operations or its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

12. RELIANCE UPON DIRECTORS AND OFFICERS. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Directors who will exercise control over the day-to-day affairs of the Company.

13. ISSUANCE OF ADDITIONAL SHARES. The Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company following the offering, from its authorized but unissued shares, would have the effect of further diluting the interest of investors in this offering.

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

16. BECAUSE THE COMPANY'S SECURITIES ARE A PENNY STOCK, SHAREHOLDERS MAY NOT BE ABLE TO RESELL THEM. The Company's common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because the Company's shares of common stock are a penny stock, shareholders may be unable to resell them. This is because the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell the Company's securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in the Company's stock.

17. CUMULATIVE VOTING, PREEMPTIVE RIGHTS AND CONTROL. There are no preemptive rights in connection with the Company's Common Stock. The shareholders purchasing in this offering may be further diluted in their percentage ownership of the Company in the event the Company issues additional shares in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

18. NO DIVIDENDS ANTICIPATED. At the present time the Company does not anticipate paying dividends, cash or otherwise, on it's Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common Stock should refrain from the purchase of the securities being offered.

RESULTS OF OPERATIONS

The Company generated engineering service revenue in 2002, compared to only interest income in 2001. The results of the three merged companies now Intrepid Technology & Resources, Inc., should provide reasonable means for the Company to increase its customer base and accomplish longer-term commitments for projects in the alternative energy industry.

The Company has two operating segments, Engineering Services and Mining Development Operations. The following table summarizes the operating performance of each segment.

        REPORTED IN $(000)
        JUNE 30, 2002                 Engineering        Mining
                                       Services        Operations           Total
                                      -----------      -----------      -----------
        Revenue                       $       732      $        --      $       732
        Direct costs                         (605)              --             (605)
        Gross profit                          127               --              127
        SG&A                                 (207)          (1,357)          (1,564)
        Write down of assets               (5,949)            (450)          (6,399)
        Other                                  (6)              --               (6)
        Income taxes                          336               --              336
        Net loss                           (5,699)          (1,807)          (7,506)
                                      -----------      -----------      -----------
        Total assets                  $     1,365      $     3,278      $     4,643

        REPORTED IN $(000)
        JUNE 30, 2001                 Engineering        Mining
                                       Services        Operations          Total
                                      -----------      -----------      -----------
        Revenue                       $        --      $        --      $        --
        Direct costs                           --               --               --
        Gross profit                           --               --               --
        SG&A                                   --              (77)             (77)
        Other                                  --               --               --
        Income taxes                           --               --               --
        Net loss                               --              (77)             (77)
                                      -----------      -----------      -----------
        Total assets                  $        --      $         2      $         2

REVENUE

Revenue for 2002, increased to $732,437 compared to $0 for 2001. This dramatic increase was the result of the merger and the engineering services contracts performed in the fourth quarter of 2002.

DIRECT OPERATING COSTS

For the year ending June 30, 2002, the Company had direct operating costs of $605,151 in support of the engineering services. For the year ended June 30, 2001, the Company had no direct operating costs.

GROSS PROFIT

The Company had gross profit of $127,286 for the year ended June 30, 2002, compared to $0 for the same period ended June 30, 2001.

GENERAL SELLING AND ADMINISTRATIVE EXPENSES

For the year ended June 30, 2002, the Company had general selling and administrative expenses of $1,564,500. The majority of these expenses were for the costs associated with the merger. Consulting fees paid of $1,083,000, which was paid in S-8 stock. Other material expenses include payroll of $38,803 and payroll taxes of $3,627. Director's fees of $67,500, geology expenses of $37,201 Legal fees of $35,230 and other operating expenses $23,537.

INTEREST REVENUE

The Company had interest revenue of $2 for the year ended June 30, 2002, compared to $24 for the same period ended June 30, 2001.

INTEREST EXPENSE

The Company had interest expense for the year ended June 30, 2002 of $5,810 compared to $0 for the same period ending June 30, 2001. The interest expense for interest paid on the line of credit and 10% interest on notes payable to officers and directors of the Company.

WRITE DOWN OF ASSETS

The Company had charges for the write down of assets that totaled $6,398,788 for the year ended June 30, 2002 compared to $0 for the prior year. The write down of assets included $450,000 of mining rights that expired and $5,948,788 of goodwill. The purchase price of Intrepid and Western was $6,250,000 and was allocated to the following assets: $118,089 cash, $439,151 in accounts receivable and $0 of prepaid assets for a subtotal of $557,240 of current assets. Other assets consisted of gross property plan and equipment of $45,229 of shareholder loans and $6,368,788 of goodwill. The Company wrote down goodwill after the acquisition by $5,948,788 and left the remaining $420,000 of goodwill on the books as an intangible asset.

INCOME TAXES

The effective tax rate is materially different from the statutory as a result of the NOL carryforwards, amount of losses not deductible and the change valuation allowance taken against the deferred tax asset. The net operating loss carry forward of approximately $1,600,000 at June 30, 2002, begins to expire in the year 2019. The amount of net operating loss carry forward expires $7,000 in 2019, $89,000 in 2020, $77,000 in 2021 and 1,504,000 in 2022.

NET LOSS

The Company realized a net loss of $7,505,810 and $76,977 for the years ended June 30, 2002 and 2001 respectively. In 2002, the majority of the loss was attributed to $5,948,788 of goodwill write down and heavy general and administrative costs, which totaled $1,564,500. The Company believes that with the majority of these costs now written down and absorbed losses, the future will provide a more positive opportunity to generate revenue, cash flow and be profitable.

COMPLIANCE WITH APPLICABLE LAWS AND REGULATIONS - The Company is in compliance with all current laws and regulations.

CHANGES IN LAWS AND REGULATIONS - None Applicable

EXPOSURE TO LITIGATION - None

NEW TECHNOLOGIES - None

ACCESS TO CAPITAL - The Company will make reasonable efforts to meet cash flow demands from ongoing operations however, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as bank borrowings on the line of credit, additional loans, and possibly investment capital by issuance of debenture notes or preferred stock. The Company also owns mineral rights in Garnett, Montana for gold assets only. An independent licensed geological report verifies 455,000 ounces of recoverable gold. It is believed that this ready asset will shore up potential borrowing opportunities.

COMPETITIVE ENVIRONMENT - The Company of Iron Mask Mining acquired Intrepid Engineering Services, Inc. and Western Technology Management, Inc. as a result of the March 25, 2002, merger of these companies. The purpose of this acquisition was to better position the Company to meet customer needs and secure the technology and resources management believed was necessary to grow the Company.

LOSS OF MAJOR CONTRACTS - None

NEW BUSINESS - The Company has signed a Letter of Intent with a hydroelectric development company to begin the process to identify a mutually beneficial approach to collectively pursue development of hydropower generation facilities by capitalizing on the best resources of both companies and their affiliates. The approach includes:

     1.   A mutual working agreement;

     2. Formation of a Joint Venture, Limited Liability Corporation, or Limited Liability Partnership; or

     3.   A merger/acquisition.

Either party, through August 2002, has made no commitments but the Company intends to pursue this opportunity.

The Company continues to actively advertise the interest in Joint Venturing or outright selling of both the gold and Diatomaceous Earth mineral holdings, but have not yet located a potential buyer or partner for this interest.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES - The Company has no outstanding commitments at this time, though anticipates purchase of engineering design hardware and software, additional computers, and office furniture to expand its operations. The Company also has a proprietary process design for ethanol production, and continues to study certain potential acquisitions of a hydroelectric development company. Source of funding for office-related expenses will come from ongoing operations generated by engineering services. The source of funding for proprietary design and potential acquisitions will be made by outside capital resources.

CAPITAL RESOURCES AND LIQUIDITY

The Company will make reasonable efforts to meet cash flow demands from ongoing operations however, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as bank borrowings on the line of credit, additional loans, and possibly investment capital by issuance of debenture notes and preferred stock. As of June 30, 2002, the Company had a working capital of deficit of $434,838 compared to a deficit of $67,444 for the previous year ending June 30, 2001. The current ratio at June 30, 2002 was .51:1 and .03:1 at June 30, 2001. The Company began several engineering service contracts in the fourth quarter of 2002, which were capital intensive and therefore, the deficit in working capital rose accordingly. The Company believes that with new contracts and its current efforts for borrowing that it will be able to meet obligations as they become due. The Company is also taking active measures to speed up the collection of its current accounts receivable, while no receivables appear to be uncollectible.

The Company has available for borrowing a line of credit of $200,000 as of June 30, 2002 and of which $199,779 was outstanding at June 30, 2002. The line of credit bears interest at the prime rate plus two percent and expires March 29, 2003. The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of June 30, 2002, the line of credit was in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: The loans from Mr. Kenoyer of $9,600 and Mr. Dustin of $18,582 accrue interest at an annual rate of 10 percent payable on demand.

In September 2002, the Company entered into an agreement with, a capital investment company that has encouraged outside investors to invest in the Company through the issuance of debenture notes. These notes are to be in $100,000 denomination and have certain conversion rights for common stock of the Company if the Company has not fulfilled the repayment obligation by March 2003. The funds derived from the debenture notes are to be used for repayment of some current obligations, but will mainly be used for the start-up of new capital intensive projects like that of ethanol manufacturing and possibly alternative energy source contracts. At the date of this filing there has been no issuance of the debenture notes.

SEASONAL CHANGES

The Company's operating revenue is generally not affected by seasonal changes nor is it lower in the winter months, nor increases in the warmer summer months.

SENIOR MANAGEMENT

The board of directors approved a reorganization of the executive offices of the Company, the positions of Chief Operating Officer (COO) and Chief Financial Officer (CFO) have been eliminated and workloads redistributed among the other senior staff. Eric Steingruber, CFO, resigned and COO, C. Bentley Roth, resigned as an officer and director. Dr. Keiser has appointed Dr. Jacob D. Dustin, Vice President, Secretary, and Treasurer.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Intrepid Technologies & Resources, Inc. and Subsidiaries
Idaho Falls, Idaho

We have audited the accompanying balance sheets of Intrepid Technologies & Resources, Inc. and Subsidiaries, as of June 30, 2002, and the related statements of operations, cash flows, and changes in shareholders' equity for the year ended June 30, 2002. The financial statements of Intrepid Technologies & Resources, Inc. and Subsidiaries as of June 30, 2001, were audited by other auditors whose report dated August 31, 2001, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intrepid Technologies & Resources, Inc. and Subsidiaries, as of June 30, 2002 and the results of its operations and its cash flows for the year ended June 30, 2002, in conformity with U.S. generally accepted accounting principles.



Balukoff Lindstrom & Co., P.A.,
Boise, Idaho
August 16, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors
Iron Mask Mining Company
PO Box 1713
Sandpoint, Idaho 83864


We have audited the accompanying Balance Sheet of Iron Mask Mining Company as of June 30, 2001, and the related Statements of Operations, Statement of Cash Flows and Statement of Changes in Stockholders Equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Mask Mining Company as of June 30, 2001, and the results of operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Scott Beggs & Company, Inc.
Kellogg, Idaho 83837

August 31, 2001

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                    JUNE 30,          June 30,
                                                                                      2002              2001
                                                                                  ------------      ------------
ASSETS
Current Assets:
   Cash                                                                           $     71,959      $         36
   Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                                 289,078                --
   Other receivables                                                                    99,863                --
                                                                                  ------------      ------------
      Total current assets                                                             460,900                36

Equipment, net                                                                          45,861             2,400
Goodwill                                                                               436,063                --
Mining rights                                                                        3,273,456                --
Deferred tax asset                                                                     336,000
Merger costs                                                                            90,785                --
                                                                                  ------------      ------------
      Total Assets                                                                $  4,643,065      $      2,436
                                                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $    133,932      $     47,878
   Accrued liabilities                                                                 185,444             2,802
   Accounts payable - related party                                                         --             8,856
   Deferred compensation                                                               326,776                --
   Line of credit                                                                      199,779                --
   Long term debt - current portion                                                     49,807            10,344
                                                                                  ------------      ------------
      Total current liabilities                                                        895,738            69,880

Long term debt                                                                          11,252             2,405
Commitments and contingencies
Shareholders' equity:
   Common stock, $.005 par value, 135,000,000 authorized, 89,543,609
      and 22,177,316 shares issued and outstanding, respectively                       447,718           110,887
   Additional paid-in capital                                                       11,983,943           942,140
   Notes receivable - shareholders                                                     (36,900)               --
   Treasury stock                                                                      (30,000)               --
   Retained earnings (deficit)                                                      (8,628,686)       (1,122,876)
                                                                                  ------------      ------------
      Total shareholders' equity                                                     3,736,075           (69,849)
                                                                                  ------------      ------------

Total Liabilities and Shareholders' Equity                                        $  4,643,065      $      2,436
                                                                                  ============      ============

The accompanying notes are an integral part of these financial statements.

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                       For the Years Ended
                                                                                             June 30,
                                                                                      2002              2001
                                                                                  ------------      ------------

Revenue                                                                           $    732,437      $         --
Direct operating costs                                                                 605,151                --
                                                                                  ------------      ------------

Gross profit                                                                           127,286                --
Selling, general and administrative expenses                                         1,564,500            77,001
                                                                                  ------------      ------------

Income (loss) from operations                                                       (1,437,214)          (77,001)

Interest revenue                                                                             2                24
Interest expense                                                                        (5,810)               --
Write down on assets                                                                (6,398,788)               --
                                                                                  ------------      ------------

Net loss before income taxes                                                        (7,841,810)          (76,977)
Provision for income taxes (benefit)                                                  (336,000)               --
                                                                                  ------------      ------------

Net loss                                                                          $ (7,505,810)     $    (76,977)
                                                                                  ============      ============

Net loss to common shareholders                                                   $ (7,505,810)     $    (76,977)
                                                                                  ============      ============

Basic earnings (loss) per share                                                   $       (.15)     $     (.0034)
                                                                                  ============      ============

Diluted earnings per share                                                        $         --      $         --
                                                                                  ============      ============

Dividends paid per common share                                                             --                --
                                                                                  ============      ============

The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                               ADDITIONAL                                           RETAINED
                                                COMMON          PAID-IN           NOTE             TREASURY         EARNINGS
                                                STOCK           CAPITAL         RECEIVABLE          STOCK           (DEFICIT)
                                             ------------     ------------     ------------      ------------      ------------
Balance, July 1, 2000                        $    110,887     $    942,140     $         --      $         --      $ (1,045,899)
Net loss                                               --               --               --                --           (76,977)
                                             ------------     ------------     ------------      ------------      ------------

Balance, June 30, 2001                            110,887          942,140               --                --        (1,122,876)
Net loss                                               --               --               --                --        (7,505,810)
Common stock issued for services                  107,495        1,297,683               --                --                --
Common stock issued for mining rights             104,336        3,619,120               --                --                --
Note receivable from shareholders                      --               --          (36,900)               --                --
Treasury stock                                         --               --               --           (30,000)               --
Common stock issued for acquisition               125,000        6,125,000               --                --                --
                                             ------------     ------------     ------------      ------------      ------------
Balance, June 30, 2002                       $    447,718     $ 11,983,943     $    (36,900)     $    (30,000)     $ (8,628,686)
                                             ============     ============     ============      ============      ============

The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                    FOR THE YEAR ENDED JUNE 30,
                                                                                      2002              2001
                                                                                  ------------      ------------

Cash flows from operating activities:

     Net loss                                                                     $ (7,505,810)     $    (76,977)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation                                                                        --               400
        Expenses in exchange for issuance of common stock                            1,404,368                --
        Write down of assets                                                         6,398,788                --
Changes in assets and liabilities:
        Accounts receivable, net                                                       (33,927)               --
        Prepaids and other assets                                                         (137)              751
        Deferred tax asset                                                            (336,000)               --
        Accounts payable                                                               (55,250)           55,843
        Accrued liabilities                                                            121,066                --
        Deferred compensation                                                           54,642                --
                                                                                  ------------      ------------
Net cash used by operating activities                                                   47,740           (19,983)

Cash flows from investing activities:
        Merger costs capitalized                                                       (22,394)               --
        Purchases of equipment                                                          (2,179)           (2,800)
                                                                                  ------------      ------------
Net cash used in investing activities                                                  (24,573)           (2,800)

Cash flows from financing activities:
        Common stock proceeds                                                               --             6,725
        Proceeds from borrowings                                                            --            12,748
        Cash from merger                                                               118,189                --
        Payments on notes payable                                                      (69,433)               --
                                                                                  ------------      ------------
Net cash provided by financing activities                                               48,756            19,473

Decrease in cash and cash equivalents                                                   71,923            (3,310)
Cash and cash equivalents at beginning of period                                            36             3,346
                                                                                  ------------      ------------
Cash and cash equivalents at end of period                                        $     71,959      $         36
                                                                                  ============      ============

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                                             $      5,810      $      2,956
Non cash investing and financing transactions
        Purchase of mining rights with common stock                                  3,273,456                --
        Expenses in exchange for common stock                                        1,404,368                --
        Acquisition of Intrepid Engineering Services, Inc., and Western
          Technology and Management, Inc., in exchange for common stock              6,131,811                --

The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. DESCRIPTION OF BUSINESS.

Intrepid Technology & Resources, Inc., ("The Company"), (an Idaho Corporation) is a renewable and alternative energy development and operating company with strengths in engineering and mining. The Company has built two primary focus areas: Engineering Services, and Mining Operations.

The Engineering Services Division brings together a team of engineers and construction management personnel to create true design-build-operate capability. Past projects have utilized our mechanical, electrical, civil, and environmental registered professional engineers to create world-class designs. The Company follows the design phase with full project management support including cost and schedule controls, construction management, and startup operations to a diverse customer base ranging from the Department of Energy to small municipalities to the Bureau of Land Management. In less than two years, the Company has grown to more than 25 employees with estimated annual revenue of $1.8 million. The engineering and construction management capabilities are now deployed to offices in Idaho Falls, Idaho; Kennewick, Washington; and Los Alamos, New Mexico.

The Engineering Services Division is project task-oriented and has a highly experienced, professionally registered staff providing expertise across a broad range of engineering disciplines and covering all phases of project planning, design, management and execution. Included within the Engineering Services Division is an HVAC Testing and Balancing branch.

Development Activities. The primary purpose of the Company is to purchase and develop certain properties for alternative energy and expand its engineering services. The realization of profits are dependent upon that development of projects to introduce a larger company to build projects for hydro-power, the development of diatomaceous earth meaning the extraction of mineral and fossil rich soils for the production of fertilizers, and the building of plant operations for the manufacturing of ethanol. The Company currently holds permits for the development of ethanol plants and is seeking working capital to build the ethanol manufacturing plants.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation. The accompanying financial statements are prepared on a consolidated basis. The consolidated financial statements include the accounts of the Company after the elimination of all significant inter-company balances and transactions. The Company's fiscal year-end is June 30.

Reclassification. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Cash and Cash Equivalents. For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

Notes Payable. The Company has various notes payable to individuals, officers, and board of directors. The Company has exchanged the notes for issuance of the Company's common stock. The Company has incurred additional expenses with outside consultants and has paid a portion of those obligations with the issuance of common stock under the rules provided for S-8 issuances.

Revenue Recognition. The Company's revenue is derived mainly from contracts for its engineering consulting and other services. Revenue from these contracts are recognized as services are performed. The Company has recorded unbilled revenue for work performed but not billed as of June 30, 2002.

Equipment. Property and equipment are recorded at cost and depreciated on straight-line and declining balance methods over estimated useful lives. Lease obligations for which the Company assumes or retains substantially all the property rights and risks of ownership are capitalized. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted.

Income Per Share. Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.

                                                 (000's except per share amounts)
                                                      Year Ended June 30,
                                                 -------------------------------
                                                     2002              2001
                                                 ------------      ------------

Net loss                                         $     (7,506)     $        (77)

Weighted average shares outstanding-
    Common shares                                      48,785            22,187

Basic earnings per share                         $       (.15)     $     (.0034)
                                                 ============      ============
Diluted earnings per share                       $         --      $         --
                                                 ============      ============

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. The Company used significant estimates in the accompanying consolidated financial statements primarily related to the valuation of mining rights and the valuation allowance for deferred taxes. It is reasonably possible that these estimates may change from time to time and actual results could differ from those estimates.

Major Customers. In 2002, the Company's primary customers were Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West, the Bureau of Land Management and the state of Idaho. INEEL and Fluor Federal Services each provided more than ten percent of the total revenue recognized by the Company in 2002. In 2001, no single customer accounted for ten percent or more of the Company's revenue.

Credit Risk Concentration. The Company maintains most of its cash with US Bank in Idaho Falls, Idaho. Substantially all of the cash balances are insured and are not collateral for other obligations. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company's credit evaluation process. Typically, the Company has not required customers to provide collateral for such obligations.

Commitments. The Company has various commitments for notes payable to shareholders and officers of the Company, a banking line of credit with US Bank, all of which the Company believes it has properly accounted for or has made proper accruals to meet these obligations in the future.

Notes Receivable. As of June 30, 2002, the Company had notes receivable totaling $36,900. The notes are from employees:

     Gary Mecham           $6,900
     David Roth            $6,900
     Scott Grancis         $6,900
     Don Dustin            $6,900
     Shaun Dustin          $6,900
     Lynn Higgins          $2,400

Going Concern Contingency

The Company incurred significant losses during the year ended June 30, 2002 due primarily to the write down of mining rights, goodwill and extensive general and administration costs as a result of the merger activities. The Company's ability to continue, as a going concern is dependent on ongoing operations, obtaining additional financing and development or sale of the existing mining rights. Management has obtained additional engineering contracts, is in the process of obtaining additional financing and is attempting to either sell or development the mining rights.

NOTE 3. OPERATING SEGMENTS.

The Company operates with two segments, Engineering Services and Mining Operations. These segments have been determined by evaluating the Company's internal reporting structure and nature of services offered. Engineering Services provide project and task-oriented highly experienced professionally registered staff providing expertise across a broad range of engineering disciplines and covering all phases of project planning, design, management and execution. Included within the Engineering Services Division is an HVAC Testing and Balancing branch. The Engineering Services is involved in the development of alternative energy sources and related contracts. The Mining operations include the development of mining properties.

Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

        REPORTED IN $(000)
        JUNE 30, 2002                         Engineering        Mining
                                               Services        Operations          Total
                                              -----------      -----------      -----------
        Revenue                               $       732      $        --      $       732
        Direct costs                                 (605)              --             (605)
        Gross profit                                  127               --              127
        SG&A                                         (207)          (1,357)          (1,564)
        Write down of assets                       (5,949)            (450)          (6,399)
        Other                                          (6)              --               (6)
        Income taxes                                  336               --              336
        Net loss                                   (5,699)          (1,807)          (7,506)
                                              -----------      -----------      -----------
        Total assets                          $     1,365      $     3,278      $     4,643

        REPORTED IN $(000)
        JUNE 30, 2001                         Engineering        Mining
                                               Services        Operations          Total
                                              -----------      -----------      -----------

        Revenue                               $        --      $        --      $        --
        Direct costs                                   --               --               --
        Gross profit                                   --               --               --
        SG&A                                           --              (77)             (77)
        Other                                          --               --               --
        Income taxes                                   --               --               --
        Net loss                                       --              (77)             (77)
                                              -----------      -----------      -----------
        Total assets                          $        --      $         2      $         2

NOTE 4. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA.

The unaudited consolidated quarterly results of operations for 2001 and 2000 ($ in thousands, except per share amounts) were:

REPORTED IN $(000)            FIRST QUARTER            SECOND QUARTER            THIRD QUARTER             FOURTH QUARTER

                            2002         2001         2002         2001         2002         2001         2002         2001
                          --------     --------     --------     --------     --------     --------     --------     --------

Revenue                         --           --           --           --           --           --          732           --

Net Income (loss)             (121)         (33)        (213)         (11)      (6,687)         (19)        (485)         (14)
                          --------     --------     --------     --------     --------     --------     --------     --------

Basic earnings (loss)
per share                    (.005)       (.005)      (.0089)      (.0004)        (.13)       (.001)      (.0061)      (.0028)

Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. There is no dilutive potential on common shares outstanding for each period or for the sum of the quarters.

NOTE 5. EQUIPMENT.

Equipment consists of the following as of June 30, 2002:

     Computers                              $ 18,064
     Testing equipment                        15,550
     Furniture                                12,443
     Vehicles                                 16,621
                                            --------
                                              62,678
     Less accumulated depreciation           (16,817)
                                            --------
                                            $ 45,861
                                            ========

NOTE 6. LONG TERM DEBT.

A summary of long-term obligations at June 30, 2002 is as follows:

Note payable to various shareholders due on demand, interest at 10 percent.             $        38,336
The notes are unsecured.

Note payable to owners of Flo Rite, Inc., in monthly installments of $1,081, including interest at 9 percent, due May 31, 2004. The note is unsecured.

                                                                                        $        22,723
         Less short term obligation                                                              49,807
                                                                                        ---------------

                                                                                        $        11,252
                                                                                        ===============

Maturities on these obligations at December 31 are as follows:

        Year 2003                                                                       $        49,807
        Year 2004                                                                                11,252
                                                                                        ---------------
                                                                                        $        61,059
                                                                                        ===============

Revolving Line of Credit

The Company has available for borrowing a line of credit of $200,000 as of June 30, 2002 and of which $199,779 was outstanding at June 30, 2002. The line of credit bears interest at the prime rate plus two percent and expires March 29, 2003. The credit is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees of the line of credit: Donald Kenoyer (Vice President), Jacob Dustin (Vice President), S. Scott Francis, Gary Mecham, and David Roth. As of June 30, 2002 the line of credit was in good standing.

Shareholder Notes

The following shareholders who are also officers, employees or directors have personally lent money to the Company. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the Company: The loans from Mr. Kenoyer of $9,600 and Mr. Dustin of $18,582 accrue interest at an annual rate of 10 percent payable on demand.

NOTE 7. OPERATING LEASES.

The Company leases space in Idaho Falls, Idaho, Missoula, Montana, and Kenniwick, Washington. The Idaho Falls lease is at a monthly rate of $4,972, the Kenniwick lease is at a monthly rate of $1,000. The Idaho Falls lease term only runs through May 31, 2005, the Kenniwick lease is month to month.

Rent expense for year ended June 30, 2002 was:                         $  17,916
                                                                       =========

Rental expense for the lease terms are as follows:

          2003                                                         $  59,664
          2004                                                            59,664
          2005                                                            54,692
                                                                       ---------
          2006                                                         $ 174,020
                                                                       =========

NOTE 8. INCOME TAXES.

The components of income tax expense at June 30, are:

        REPORTED IN WHOLE $
                                    2002            2001
                                 ----------      ----------
        Current
        Federal                  $       --      $       --
        State                            --              --
                                 ----------      ----------
                                 $       --      $       --

        Deferred
        Federal                  $ (285,000)     $       --
        State                       (51,000)             --
                                 ----------      ----------
                                 $ (336,000)     $       --
                                 ----------      ----------

Deferred tax assets and liabilities as of June 30, 2002 consist of:

                                     Assets        Liabilities       Total
                                   ----------      -----------     ----------
         Net Operating Loss
              Carry forward        $  777,000      $       --      $  777,000
        Valuation Allowance          (441,000)             --        (441,000)
                                   ----------      ----------      ----------
                                   $ (336,000)     $       --      $ (336,000)
                                   ----------      ----------      ----------

The following reconciles the federal and states tax provisions with the expected provisions by applying statutory rates to income before income taxes as of June 30:

        REPORTED IN WHOLE $
                                                            2002             2001
                                                         -----------      -----------
        Federal tax expense at statutory rate            $(2,666,000)     $        --
        Write down of goodwill and mining rights
        acquired with stock                                2,176,000               --
        Change in valuation allowance                        204,000               --
        Other                                                (50,000)              --
                                                         -----------      -----------
        Income Tax                                       $  (336,000)     $        --
                                                         -----------      -----------

The Company has established a valuation allowance for the deferred tax asset due to realization of uncertainties inherent with the uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The net change to the valuation allowance for 2002 was $441,000. The net operating loss carry forward of approximately $1,600,000 at June 30, 2002, begins to expire in the year 2019. The amount of net operating loss carry forward expires $7,000 in 2019, $89,000 in 2020, $77,000 in 2021, and $1,504,000 in 2022.

NOTE 9. INTANGIBLE ASSETS.

Intangible assets include the following items: Goodwill recognized on acquisition of Florite, Inc., by the Company of $15,895. This goodwill was initially amortized on a straight-line basis over a 15-year period. As required by Statement of Financial Accounting Standards 142 goodwill is no longer amortized as of January 1, 2002, but evaluated on an annual basis and written down if a significant impairment occurs.

Goodwill recognized on the acquisition of Intrepid Engineering Services and Western Technology Management Inc., was approximately $6,364,000, the amount in excess of the fair value of the assets received was recorded based on the share price and the number of shares issued. Management evaluated the fair value of the underlying assets and determined the majority of the goodwill related to research and development and wrote down the goodwill by approximately $5,944,000. This amount has been included in the write down of assets line item in the statement of operations.

Mineral rights valued at $3,273,456 were purchased in exchange for common stock of the Company. No amortization is currently expensed since extraction of the minerals has not started. Once extraction begins the rights will be amortized on the depletion method based on the estimated amount of ore reserves.

Merger costs of approximately $91,000 as a result of the merger of the Company with Intrepid Engineering Services and Western Technology Management. These costs are being amortized over a 60-month period.

NOTE 10. AMERICAN DIATOMITE LLC, AGREEMENT.

In May of 1999, Iron Mask Mining Company entered into an agreement American Diatomite LLC. Under the terms of this agreement, Iron Mask Mining Company issued to American Diatomite LLC, 6,200,000 shares of restricted common stock, par value $ 0.005. Iron Mask Mining Company received in exchange for this stock, the right to mine and develop of property currently owned by American Diatomite LLC In addition, the Company has a five-year option to purchase the forty-two mining claims for $3,000,000. In addition, the contract provided for option payments of $100,000 per year to be paid by the Company to American Diatomite LLC. As of June 30, 2002 those option payments had been deferred until the spring of 2003. If the option payments are not paid, the contract for the mining rights becomes void and no royalty payments are owed. Since management is unable to determine if the contract will be in force no accrual for the royalty payments has been made.

Two of the principals in American Diatomite LLC also serve on the board of directors of Iron Mask Mining Company. Thus, the agreement with American Diatomite LLC is considered a related party transaction. This transaction has been recorded as a credit to common stock of $ 31,000 and a Right to Mine operating expense.

NOTE 11. ACQUISITION.

On March 1, 2002, the Company entered into merger agreements with Intrepid Engineering Services, Inc., (Intrepid) an Idaho corporation and Western Technology and Management, Inc. (Western), an Idaho corporation. The Articles of Merger were filed March 25, 2002 with the Secretary of State of Idaho. The acquisition was accounted for under the purchase method. The Company now goes forward as Intrepid Technology & Resources, Inc. Acquiring Western and Intrepid will bring together a team of engineers and scientists that will assist in developing alternative energy and using natural resources. The production of ethanol and other geothermal energy will be areas the Company intends to develop and market. Intrepid brings value to the Company for engineering services expertise and ongoing revenue to support the Company's development of long term assets.

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

The purchase price of $6,250,000 for Intrepid and Western was allocated to the following assets: $118,089 cash, $439,151 in accounts receivable and $0 of prepaid assets for a subtotal of $557,240 of current assets. Other assets consisted of gross property plant and equipment of $45,229 of shareholder loans and $6,346,802 of goodwill.

The following pro forma results of operations have been prepared as though the Intrepid and Western acquisition had been acquired on July 1, 2000. Pro forma results are not necessarily indicative of the results that may be reported in the future.

        Year ended June 30,                                  2002              2001
                                                         ------------      ------------

        Revenue                                          $  2,173,113      $  1,080,898
        Net income (loss)                                  (1,981,535)          (59,764)
        Basic earnings (loss) per share                          (.04)           (.0013)

NOTE 12. TREASURY STOCK.

As part of the merger agreement on March 25, 2002 six million shares of common stock were issued to the Company for future sales to investors. These shares are recorded and shown as treasury stock until such stock is sold.

NOTE 13. COMMON STOCK AND ADDITIONAL PAID IN CAPITAL RESTATEMENT.

It was noted after the merger the value of the outstanding shares were greater than the outstanding shares of common stock at the par value of $.005. Management determined the common stock and additional paid in capital should be restated to show common stock at par value. As a result of the restatement common stock was decreased by $726,204 and additional paid in capital increased by $726,204. There was no affect to the income statement.

NOTE 14. CONTINGENT LIABILITY AND OTHER MINERAL RIGHTS.

The Company entered into an agreement for the purchase of other various mineral rights for the price of $ 3,273,456 to be paid by the issuance of 16,367,280 shares of common stock of the Company, with a deemed value of $ 0.20 per share, subject to adjustment. Per the agreement "If, within one (1) year after the execution of this agreement the publicly traded shares of Iron Mask are not trading at $ 0.20 or more per share, the high price for the public sale of such shares on the anniversary date of the Agreement shall become the deemed value per share, and additional shares of the common stock of Iron Mask will be issued to the end that the total number of shares on the date of this Agreement, shall equal $ 3,273,456. As of June 30, 2002, the one-year date had been extended to December 31, 2002.

The Company entered into an agreement for the purchase of the Lead King Lode Mining claim and the Henry Grant and James Hartford Lode Mining claim for the price of $ 150,000 to be paid within 30 days of the date of the agreement, August 23, 2001. The agreement was subsequently modified to an option to purchase on March 18, 2002. The option exercise date was set at June 30, 2002 for $150,000 payable by August 25, 2002. On June 28, 2002, the Board of Directors voted to let the option expire without action.

NOTE 15. NEW ACCOUNTING PRONOUNCEMENTS.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 143 Accounting for Asset Retirement Obligations. FAS 143 requires a liability to be recognized for the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002 although earlier implementation has been encouraged.

While management is still evaluating FAS 143, its implementation, which is expected to occur in first quarter 2003, will have an effect on the Company's reported financial condition. In the year of implementation, liabilities will increase and the Company will book a previously unrecognized asset. After implementation of this new accounting pronouncement, the asset will be amortized and the liability accreted, resulting in increased expenses.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 144 Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 modifies previous guidance regarding the impairment or disposal for long-lived assets. FAS 144 is effective for fiscal years beginning after December 15, 2001. FAS 144 is not expected to have a material effect upon the Company.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 is effective immediately and is not expected to have a material effect upon the Company.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 modifies previous guidance on the accounting and reporting for costs associated with exit or disposal activities. FAS 146 is effective for exit or disposals activities that are initiated after December 31, 2002. The company does not expect FAS 146 to have a material effect on the financial statements.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Items 9, 10, 11, and 12 of Part III have been omitted from this report because the Company will file with the Securities and Exchange Commission, no later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 9, 10, 11, and 12 of this report, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this report.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

          1. Financial statements and report of Balukoff, Lindstrom & Co., P.A.

               Independent Auditors' Report

               Consolidated Balance Sheets - June 30, 2002 and 2001

               Consolidated Statements of Operations for the years ended June 30, 2002 and 2001

               Consolidated Statements of Shareholders' Equity for the years ended June 30, 2002 and 2001

               Consolidated Statements of Cash Flows for the years ended June 30, 2002 and 2001

               Notes to Consolidated Financial Statements

               Consent of Balukoff & Lindstrom Company, P.A. for the year ended June 30, 2002

               Consent of Scott Beggs & Company, Inc., for the year ended June 30, 2001

          2. Financial statement schedules

               Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

          3. Exhibits

                                                                                       Incorporated by Reference from
Exhibit No.                              Description                                            Registrant's
-----------                              -----------                                   ------------------------------

    3.1     Articles of Incorporation.                                            Form 10SB Registration March 22, 2000

    3.2     Bylaws.                                                               Form 10SB Registration March 22, 2000

    3.3     Amended Articles of Incorporation.                                    Form 10SB Registration March 22, 2000

                                                                                                  Incorporated by Reference from
Exhibit No.                              Description                                                       Registrant's
-----------                              -----------                                              ------------------------------

    3.4       Amended Articles of Incorporation.                                               Form 10SB Registration March 22, 2000

    4.1       Specimen Stock Certificate.                                                      Form 10SB Registration March 22, 2000

   10.1       Yellow Pines Resources Agreement.                                                Form 10SB Registration March 22, 2000

   10.2       American Diatomite Agreement.                                                    Form 10SB Registration March 22, 2000

   10.3       American Diatomite Agreement.                                                    Form 10-KSB October 20, 2000

   10.4       Agreement to Sell and Purchase Mineral Reserves, Real Property and
              Shares of Common Stock                                                           Form 10-KSB October 15, 2001

   10.5       Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
              Property and Shares of Common Stock                                              Form 10-KSB October 15, 2001

REPORTS ON FORM 8-K


   10.6       Iron Mask Mining Company merger agreement with Intrepid Engineering
              Company and Western Technology and Management, Inc.                              Form 8-K April 8, 2002

              Intrepid Technology and Resources, Inc. change of certifying
              accountants                                                                      Form 8-K May 24, 2002

              Amendment to report pro forma financial information on merger filed
              on Form 8-K April 8, 2002                                                        Form 8-K/A June 11, 2002

              Amendment, Item 7.  Letter from accountant and Company correspondence            Form 8-K/A June 20, 2002

              Resignation of Registrant's Directors and change in management                   Form 8-K July 8, 2002

              Resignation of Registrant's Directors                                            Form 8-K August 21, 2002

              Amendment to Form 8-K filed on May 24, 2002 for change of certifying
              accountants. Correction letter of predecessor accountant.                        Form 8-K/A September 10, 2002

              Election of Lynn Smith to the Board of Directors and Chairman of the
              Audit Committee                                                                  Form 8-K September 13, 2002

   23.1       Consent of Balukoff, Lindstrom & Co., P.A.

   23.2       Consent of Scott Beggs & Company, Inc.

   99.1       Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2       Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTREPID TECHNOLOGY & RESOURCES, INC.
                                               (Registrant)


Date: September 27, 2002           By: /s/ Dr. Dennis D. Keiser, Chief Executive
                                       Officer & President
                                       -----------------------------------------

Date: September 27, 2002           By: /s/ Dr. Jacob D. Dustin, Vice President,
                                       Secretary, and Treasurer
                                       -----------------------------------------

                                 EXHIBIT INDEX

                                                                                                   Incorporated by Reference from
Exhibit No.                              Description                                                        Registrant's
-----------                              -----------                                               ------------------------------

    3.1       Articles of Incorporation.                                                       Form 10SB Registration March 22, 2000

    3.2       Bylaws.                                                                          Form 10SB Registration March 22, 2000

    3.3       Amended Articles of Incorporation.                                               Form 10SB Registration March 22, 2000

    3.4       Amended Articles of Incorporation.                                               Form 10SB Registration March 22, 2000

    4.1       Specimen Stock Certificate.                                                      Form 10SB Registration March 22, 2000

   10.1       Yellow Pines Resources Agreement.                                                Form 10SB Registration March 22, 2000

   10.2       American Diatomite Agreement.                                                    Form 10SB Registration March 22, 2000

   10.3       American Diatomite Agreement.                                                    Form 10-KSB October 20, 2000

   10.4       Agreement to Sell and Purchase Mineral Reserves, Real Property and
              Shares of Common Stock                                                           Form 10-KSB October 15, 2001

   10.5       Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
              Property and Shares of Common Stock                                              Form 10-KSB October 15, 2001

REPORTS ON FORM 8-K


   10.6       Iron Mask Mining Company merger agreement with Intrepid Engineering
              Company and Western Technology and Management, Inc.                              Form 8-K April 8, 2002

              Intrepid Technology and Resources, Inc. change of certifying
              accountants                                                                      Form 8-K May 24, 2002

              Amendment to report pro forma financial information on merger filed
              on Form 8-K April 8, 2002                                                        Form 8-K/A June 11, 2002

              Amendment, Item 7.  Letter from accountant and Company correspondence            Form 8-K/A June 20, 2002

              Resignation of Registrant's Directors and change in management                   Form 8-K July 8, 2002

              Resignation of Registrant's Directors                                            Form 8-K August 21, 2002

              Amendment to Form 8-K filed on May 24, 2002 for change of certifying
              accountants. Correction letter of predecessor accountant.                        Form 8-K/A September 10, 2002

              Election of Lynn Smith to the Board of Directors and Chairman of the
              Audit Committee                                                                  Form 8-K September 13, 2002

   23.1       Consent of Balukoff, Lindstrom & Co., P.A.

   23.2       Consent of Scott Beggs & Company, Inc.

   99.1       Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2       Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002