Form 10QSB
period 2002-09-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2002-11-15
CIK 1083742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For quarterly period ended September 30, 2002

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                        Commission file number: 000-30065

                      INTREPID TECHNOLOGY & RESOURCES, INC.

                            FKA IRON MASK MINING CO.
             (exact name of registrant as specified in its charter)

                                      IDAHO
         (State or other jurisdiction of incorporation or organization)

501 West Broadway, Suite 200, Idaho Falls, ID            82304
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (208) 529-5337

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] The number of shares of the Registrant's Common Stock, as of September 30, 2002: 90,138,887 shares outstanding of a total 135,000,000 authorized.

OFFICERS
--------
Dr. Dennis D. Keiser, Chief Executive Officer & President

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

DIRECTORS
---------
Dr. Dennis D. Keiser, Chief Executive Officer & President
Chairman of the Board

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

Michael F. LaFleur, Board Member

William R. Myers, Board Member

D. Lynn Smith, Board Member

COMMON STOCK
------------
Par value .005
135,000,000 authorized
90,138,887 issued and outstanding at November 14, 2002
Intrepid Technology & Resources, Inc.'s common stock trades on the Bulletin Board under the symbol IESV.

FINANCIAL REPORTS
-----------------
A copy of Intrepid Technology & Resources, Inc.'s Financial Reports, filed with the Securities and Exchange Commission, may be obtained by writing to: Intrepid Technology & Resources, Inc.
501 West Broadway
Suite 200
Idaho Falls, Idaho 83402
www.intrepid21.com
or at: The Securities and Exchange Commission office, Public Reference Room 450 Fifth Street, N.W., Washington D.C. 20549 or at the SEC web site address (http:// www.sec.gov)

TRANSFER AGENT
--------------
Columbia Stock Transfer Company
PO Box 2196
Coeur d'Alene, Idaho 83816-2196
Phone:  208-664-3544
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR
-------
Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item       1.   Financial Statements
                Balance Sheets.......................................................      4
                Statements of Operations.............................................      5
                Statements of Cash Flows.............................................      6
                Statement of Changes in Stockholders' Equity.........................      7
                Notes to Unaudited Financial Statements..............................      8

Item       2.   Management's Discussion and Analysis.................................     13
                Results of Operations................................................     14
                Overview.............................................................     15
                Discussion of Financial Results......................................     15
                Financial Condition..................................................     15
                Liquidity.............................................................    15
                Capital Requirements.................................................     16

                              PART II - OTHER INFORMATION

Item       1.   Legal Proceedings....................................................     17
Item       2.   Changes in Securities................................................     17
Item       3.   Defaults Upon Senior Securities......................................     17
Item       4.   Submission of Matters to a Vote of Security Holders..................     17
Item       5.   Other Information....................................................     17
Item       6.   Exhibits and Reports on Form 8-K.....................................     17
                Signature Page.......................................................     19

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                          SEPTEMBER 30,        June 30,
                                                                              2002               2002
                                                                          ------------       ------------
                                                                            UNAUDITED
ASSETS
Current Assets:
   Cash                                                                   $     45,124       $     71,959
   Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                         244,256            289,078
   Other receivables                                                           100,000             99,863
   Other current assets                                                          1,162                 --
                                                                          ------------       ------------
      Total current assets                                                     390,542            460,900

Equipment, net                                                                  43,400             45,861
Goodwill                                                                       436,063            436,063
Mining rights                                                                3,273,456          3,273,456
Deferred tax asset                                                             413,803            336,000
Merger costs, net of accumulated amortization of $4,539                         86,246             90,785
                                                                          ------------       ------------
      Total Assets                                                        $  4,643,510       $  4,643,065
                                                                          ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $    205,450       $    133,932
   Accrued liabilities                                                         173,274            185,444
   Deferred compensation                                                       380,804            326,776
   Line of credit                                                              198,618            199,779
   Long term debt - current portion                                             11,730             49,807
                                                                          ------------       ------------
      Total current liabilities                                                969,876            895,738

Long term debt                                                                  44,746             11,252
Commitments and contingencies
Shareholders' equity:
   Common stock, $.005 par value, 135,000,000 authorized, 91,473,184
      and 89,543,609 shares issued and outstanding, respectively               453,732            447,718
   Additional paid-in capital                                               12,019,119         11,983,943
   Notes receivable - shareholders                                             (36,900)           (36,900)
   Treasury stock                                                              (30,000)           (30,000)
   Retained earnings (deficit)                                              (8,777,063)        (8,628,686)
                                                                          ------------       ------------
      Total shareholders' equity                                             3,628,888          3,736,075
                                                                          ------------       ------------
Total Liabilities and Shareholders' Equity                                $  4,643,510       $  4,643,065
                                                                          ============       ============

The accompanying notes are an integral part of these financial statements.

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                        For the Quarter Ended
                                                            September 30,
                                                      -------------------------
                                                        2002            2001
                                                      ---------       ---------
                                                      UNAUDITED       Unaudited
Revenue                                               $ 645,113       $      --

Direct operating costs                                  602,474              --
                                                      ---------       ---------
Gross profit                                             42,639              --
Selling, general and administrative expenses            262,033         120,515
                                                      ---------       ---------
Income (loss) from operations                          (219,394)       (120,515)

Interest revenue                                             --               1
Interest expense                                         (6,787)             --
Write down on assets                                         --              --
                                                      ---------       ---------
Net loss before income taxes                           (226,181)       (120,514)
Provision for income taxes (benefit)                    (77,804)             --
                                                      ---------       ---------
Net loss                                              $(148,377)      $ 120,514)
                                                      =========       =========
Net loss to common shareholders                       $(148,377)      $(120,514)
                                                      =========       =========
Basic earnings (loss) per share                       $  (.0017)      $   (.005)
                                                      =========       =========
Diluted earnings per share                            $      --       $      --
                                                      =========       =========
Dividends paid per common share                              --              --
                                                      =========       =========

The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                           For the Quarter Ended September 30,
                                                           -----------------------------------
                                                                  2002            2001
                                                               ---------       -----------
                                                               UNAUDITED        Unaudited
Cash flows from operating activities:

     Net loss                                                  $(148,377)      $  (120,514)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation                                               2,461               171
        Amortization                                               4,539                --
        Expenses in exchange for issuance of common stock         41,190                --
Changes in assets and liabilities:
        Accounts receivable, net                                  44,822                --
        Prepaids and other assets                                 (1,299)               --
        Deferred tax asset                                       (77,804)               --
        Accounts payable                                          71,518           122,323
        Accrued liabilities                                      (13,331)               --
        Deferred compensation                                     54,028                --
                                                               ---------       -----------
Net cash provided by (used by) operating activities              (22,253)            1,980

Cash flows from financing activities:
        Payments on notes payable                                 (4,582)               --
                                                               ---------       -----------
Net cash provided by financing activities                          4,582                --

Increase (decrease) in cash and cash equivalents                 (26,835)            1,980
Cash and cash equivalents at beginning of period                  71,959                36
Cash and cash equivalents at end of period                     $  45,124       $     2,016
                                                               =========       ===========
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                          $   6,787       $        --
Non cash investing and financing transactions
        Garnet payable issued for mineral rights                      --           150,000
        Common stock issued for mineral rights                        --         3,723,456
        Expenses in exchange for common stock                     35,190                --
        Payment of accrued expenses with common stock              6,000                --

The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED
                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                   ADDITIONAL                                            RETAINED
                                                                     PAID-IN           NOTE           TREASURY           EARNINGS
                                                 COMMON STOCK        CAPITAL        RECEIVABLE          STOCK            (DEFICIT)
                                                   --------        -----------        --------         --------         -----------
Balance, July 1, 2002                              $447,718        $11,983,943        $(36,900)        $(30,000)        $(8,628,686)

Common stock issued for services                      6,014             35,176              --               --                  --
Net Loss                                                 --                 --              --               --            (148,377)
                                                   --------        -----------        --------         --------         -----------
Balance, September 30, 2002                        $453,732        $12,019,119        $(36,900)        $(30,000)        $(8,777,063)
                                                   ========        ===========        ========         ========         ===========

The accompanying notes are an integral part of these financial statements

NOTE 1. BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has prepared the accompanying unaudited financial statements. Certain information and footnote disclosures have been condensed or omitted pursuant to Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-KSB for the year ended June 30, 2002, as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2. DESCRIPTION OF BUSINESS

Intrepid Technology and Resources, Inc, ("The Company"), ("an Idaho Corporation") is a renewable and alternative energy development and operating company with strengths in management, engineering, science and technology, and mining. The Company has built management focus in four areas: Science and Technology Services, Engineering Services, Ethanol Production, and Renewable Energy and Natural Resources.

Science and Technology Services (a Division) is a collection of nationally recognized experts in various Scientific and Engineering disciplines that have consulting arrangements with the Company to provide expert advice on an as needed basis. Over 200 such experts have made arrangements to consult with the Company in a host of areas--Nuclear Science, Renewable Energy, Material Science, Mining, Construction Management, Soil Science, Crop Management, Process Engineering to name a few. This cadre of experts will significantly enhance our knowledge base relative to Engineering design contracts, design of Ethanol facilities, selection of hydropower sites, construction of power plants and other project activities.

The Engineering Services Division brings together a team of engineers and construction management personnel to create a true "design-build-operate" capability. Past projects have utilized our mechanical, electrical, civil, and environmental registered professional engineers to create world-class designs. The Company follows the design phase with full project management support including cost and schedule controls, construction management, and startup operations to a diverse customer base ranging from the Department of Energy to small municipalities to the Bureau of Land Management. In less than two years, the Company has grown to more than 25 employees with estimated annual revenue of $1.8 million. The engineering and construction management capabilities are now deployed to offices in Idaho Falls, Idaho; Kennewick, Washington; and Los Alamos, New Mexico.

Ethanol Production (a Division) is the largest focus area for future business development. The primary functions of this Division is to site, permit, design, build and operate, if necessary, Ethanol facilities which will be built in Southern Idaho and surrounding States. This Division will draw upon the expertise that resides in both the Science and Technology Services Division and the Engineering Service Division, which together, with the Program Management skill of this Division will allow for a complete package of skills necessary to put in place Ethanol facilities around Idaho and the West.

Renewable Energy and Natural Resources (a Division) is similar in function to the Ethanol Production Division except that it is focused on Renewable Energy and Natural Resources as future business development activities. Renewable Energy activities such as Hydropower, Wind Energy, Geothermal, and energy from Industrial and animal waste are evaluated. Additionally, this Division has responsibilities for development of the Company's mineral resources (Gold and Diatomaceous Earth). Individuals from the Services Divisions are drawn upon to provide the necessary talents required to allow this Division to function.

Development Activities. The primary purpose of the Company is to obtain, permit and develop favorable properties for alternative/renewable energy production and provide the associated engineering design and construction management services required to support the construction and operation of the related facilities. Secondarily, the Company will continue to expand its engineering services "work for others" base to generate additional revenue to augment working capital requirements in support of its alternative and renewable energy efforts. The realization of profits are dependent upon successful execution of that business model and inducing larger companies or private investors to purchase these "turn-key" alternative/renewable energy generation/production facilities; increasing the number and value of "work for others" services contracts; and the sale of mineral assets.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying financial statements are prepared on a consolidated basis. The consolidated financial statements include the accounts of the Company after the elimination of all significant inter-company balances and transactions. The Company's fiscal year-end is June 30.

Reclassification - Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Cash and Cash Equivalents - For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

Notes Payable - The Company has various notes payable to individuals, officers, and board of directors. The Company has incurred additional expenses with outside consultants and has paid a portion of those obligations with the issuance of common stock under the rules provided for S-8 issuances.

Revenue Recognition - The Company's revenue is derived mainly from contracts for its engineering consulting and other services. Revenue from these contracts are recognized as services are performed. The Company has recorded unbilled revenue for work performed but not billed as of September 30, 2002.

Equipment - Property and equipment are recorded at cost and depreciated on straight-line and declining balance methods over estimated useful lives. Lease obligations for which the Company assumes or retains substantially all the property rights and risks of ownership are capitalized. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted.

Commitments - The Company has various commitments for notes payable to shareholders and officers of the Company, a banking line of credit with US Bank, all of which the Company believes it has properly accounted for or has made proper accruals to meet these obligations in the future.

Notes Receivable - As of September 30, 2002, the Company had notes receivable totaling $36,900. The notes are from employees:

     Gary Mecham           $6,900
     David Roth            $6,900
     Scott Grancis         $6,900
     Don Dustin            $6,900
     Shaun Dustin          $6,900
     Lynn Higgins          $2,400


Going Concern Contingency - The Company incurred significant losses during the first quarter of 2003, ending September 30, 2002 and for the year ended June 30, 2002 due primarily to the write down of mining rights, goodwill and extensive general and administration costs as a result of the merger activities. The Company's ability to continue as a Going Concern is dependent on ongoing operations, obtaining additional financing and development or sale of the existing mining rights. Management has obtained additional engineering contracts. Management is in the process of obtaining additional financing and is attempting to either sell or develop the mining rights. However, there can be no assurance that these plans will be successful.

Use of Estimates - The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. The Company used significant estimates in the accompanying consolidated financial statements primarily related to the valuation of mining rights and the valuation allowance for deferred taxes. It is reasonably possible that these estimates may change from time to time and actual results could differ from those estimates.

Credit Risk Concentration - The Company maintains most of its cash with US Bank in Idaho Falls, Idaho. Substantially all of the cash balances are insured and are not collateral for other obligations. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company's credit evaluation process. Typically, the Company has not required customers to provide collateral for such obligations.

NOTE 4. EARNING PER COMMON SHARE

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.

                                               (000's except per share amounts)
                                                  Quarters Ended September 30,
                                               --------------------------------
                                                    2002                2001
                                               ------------        ------------
Net loss                                       $       (148)       $       (121)

Weighted average shares outstanding-
    Common shares                                89,896,344          24,102,800

Basic earnings per share                       $     (.0017)       $     (.0050)
                                               ============        ============
Diluted earnings per share                     $         --        $         --
                                               ============        ============


NOTE 5. OPERATING SEGMENTS

The Company operates with two segments, Engineering Services and Operations Divisions. These segments have been determined by evaluating the Company's internal reporting structure and nature of services offered. The Engineering Services Division provides project and task-oriented, highly experienced professionally registered staff providing expertise across a broad range of engineering disciplines and covering all phases of project planning, design, management and execution. . The Operations Division is charged with alternative and renewable energy facility development and operations as well as the development and management of the Company's mineral assets.

Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

REPORTED IN $(000)
SEPTEMBER 30, 2002
                                                Engineering             Mining
                                                  Services            Operations             Total
                                                -----------           ----------            -------
Revenue                                           $   645               $   --              $   645
Direct costs                                         (602)                  --                 (602)
Gross profit                                           43                   --                   43
SG&A                                                 (262)                  --                 (262)
Write down of assets                                   --                   --                   --
Other                                                  (7)                  --                   (7)
Income taxes                                           78                   --                   78
Net loss                                             (148)                  --                 (148)
                                                  -------               ------              -------
Total assets                                      $ 1,365               $3,279              $ 4,644


REPORTED IN $(000)
SEPTEMBER 30, 2001
                                                Engineering             Mining
                                                  Services            Operations             Total
                                                -----------           ----------            -------
Revenue                                           $     --              $   --              $    --
Direct costs                                            --                  --                   --
Gross profit                                            --                  --                   --
SG&A                                                    --                 (77)                 (77)
Other                                                   --                  --                   --
Income taxes                                            --                  --                   --
Net loss                                                --                 (77)                 (77)
                                                  --------              ------              -------
Total assets                                      $     --              $    2              $     2

NOTE 7. EQUIPMENT.

Equipment consists of the following as of September 30, 2002:

         Computers                                    $ 18,064
         Testing equipment                              15,550
         Furniture                                      12,443
         Vehicles                                       16,621
                                                      --------
                  Subtotal                              62,678
         Less accumulated depreciation                 (19,278)
                                                      --------
                  Total Equipment, net                $ 43,400
                                                      ========

NOTE 8. LINE OF CREDIT.

Revolving Line of Credit - As of September 2002, the Company has an available line of credit of $200,000 of which $198,618 was outstanding. The line of credit bears interest at the prime rate plus two percent and expires March 29, 2003. The credit is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees of the line of credit: Donald Kenoyer (Vice President), Jacob Dustin (Vice President), S. Scott Francis, Gary Mecham, and David Roth. As of September 30, 2002 the line of credit was in good standing.

Shareholder Notes - The shareholders who are also officers, employees or directors and have personally lent money to the Company are Mr. Kenoyer ($9,600) and Mr. Dustin ($18,582). The notes are unsecured demand notes that accrue interest at an annual rate of 10 percent. It is not anticipated by the Company that the notes will be called in the next year.

NOTE 9. OPERATING LEASES

The Company leases space in Idaho Falls, Idaho; Missoula, Montana; and Kennewick, Washington. The Idaho Falls lease is at a monthly rate of $4,972, the Kennewick lease is at a monthly rate of $1,000. The Idaho Falls lease term only runs through May 31, 2005.

Rent expense for quarter ended September 30, 2002 was:   $ 17,916
                                                         ========

Rental expense for the lease terms are as follows:

            2003                                         $ 59,664
            2004                                           59,664
            2005                                           54,692
                                                         --------
            2006                                         $174,020
                                                         ========


NOTE 10. INTANGIBLE ASSETS

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

Goodwill recognized on the acquisition of Intrepid Engineering Services and Western Technology Management Inc., was approximately $6,364,000, the amount in excess of the fair value of the assets received was recorded based on the share price and the number of shares issued. Management evaluated the fair value of the underlying assets and determined the majority of the goodwill related to research and development and wrote down the goodwill by approximately $5,944,000. This amount has been included in the write down of assets line item in the statement of operations for the 4th quarter ending June 30, 2002.

Mineral rights valued at $3,273,456 were purchased in exchange for common stock of the Company. No amortization is currently expensed since extraction of the minerals has not started. Once extraction begins the rights will be amortized on the depletion method based on the estimated amount of ore reserves.

As a result of the merger of the Company with Intrepid Engineering Services and Western Technology Management, the Company incurred costs of approximately $91,000. These costs are being amortized over a 60-month period.

NOTE 11. TREASURY STOCK

As part of the merger agreement on March 25, 2002 six million shares of common stock were issued to the Company for future sales to investors. These shares are recorded and shown as treasury stock until such stock is sold.

NOTE 12. CONTINGENT LIABILITY AND OTHER MINERAL RIGHTS

The Company entered into an agreement for the purchase of other various mineral rights for the price of $3,273,456 to be paid by the issuance of 16,367,280 shares of common stock of the Company, with a deemed value of $ 0.20 per share, subject to adjustment. Per the agreement "If, within one (1) year after the execution of this agreement the publicly traded shares of Iron Mask are not trading at $ 0.20 or more per share. The high price for the public sale of such shares on the anniversary date of the Agreement shall become the deemed value per share. Additional shares of the common stock of Iron Mask will be issued to the end that the total number of shares on the date of this Agreement, shall equal $ 3,273,456. As of September 30, 2002, the one-year date had been extended to December 23, 2002.

The Company entered into an agreement for the purchase of the Lead King Lode mining claim and the Henry Grant and James Hartford Lode mining claim for the price of $150,000 to be paid within 30 days of the date of the agreement, August 23, 2001. The agreement was subsequently modified to an option to purchase on March 18, 2002. The option exercise date was set at June 30, 2002 for $150,000 payable by August 25, 2002. On June 28, 2002, the Board of Directors voted to let the option expire without action.

NOTE 13. NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Disposal Activities. Financial Accounting Standard 146 modifies previous guidance on the accounting and reporting for costs associated with exit or disposal activities. Financial Accounting Standard 146 is effective for exit or disposals activities that are initiated after December 31, 2002. The company does not expect Financial Accounting Standard 146 to have a material effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 1., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes filed thereto on Form 10-KSB with the U.S. Securities and Exchange Commission for the year ending June 30, 2002.

RESULTS OF OPERATIONS

REVENUE

Revenue for the first quarter ended September 30, 2002, increased to $645,113 compared to $0 for the same period of 2001. This dramatic increase was the result of the merger and the engineering services contracts performed in the first quarter of fiscal year 2003.

Throughout calendar year 2002, the Company has managed an engineering services agreement with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, which constituted the majority of the Company's revenue. In 2002, the Company's other primary customers were: Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West, the Bureau of Land Management and the State of Idaho. INEEL and Fluor Federal Services, Inc., each provided more than ten percent of the total revenue recognized by the Company.

DIRECT OPERATING COSTS

For the quarter ending September 30, 2002, the Company had direct operating costs of $602,474 in support of the engineering services. For the same quarter ended September 30, 2001, the Company had no direct operating costs.

GROSS PROFIT

The Company had gross profit of $42,639 for the year quarter ended September 30, 2002, compared to $0 for the same period ended September 30, 2001.

GENERAL SELLING AND ADMINISTRATIVE EXPENSES

For the first quarter ended September 30, 2002, the Company had general selling and administrative expenses of $262,033. For the same quarter ended September 30, 2001, the Company had general selling and administrative expenses of $120,515. In the first quarter of fiscal year 2003, general selling and administrative expenses included: consulting fees paid of $35,000, which was paid in S-8 stock. Other material expenses include payroll and payroll taxes of $49,950, legal and accounting fees of $79,033, rent expense of 30,149 and other operating expenses of $67,901.

INTEREST REVENUE

The Company had no interest revenue for the first quarter ended September 30, 2002, compared to $1 for the same period ended September 30, 2001.

INTEREST EXPENSE

The Company had interest expense for the first quarter ended September 30, 2002, of $6,787 compared to $0 for the same period ending September 30, 2001. The interest expense was for interest paid on the line of credit and 10% interest accrued on notes payable to officers and directors of the Company.

INCOME TAXES

The effective tax rate is different from the statutory rate as a result of the NOL carryforwards, amount of losses not deductible and the change valuation allowance taken against the deferred tax asset. The net operating loss carry forward of approximately $1,600,000 at September 30, 2002, begins to expire in the year 2019. The amount of net operating loss carry forward expires $7,000 in 2019, $89,000 in 2020, $77,000 in 2021 and 1,504,000 in 2022. The Company is
reflecting an income tax benefit at September 30,

2002 of 34.5% or $77,804 on a net loss before income taxes of $226,181. No income tax benefit was recognized for the same period ended September 30, 2001, with a net loss of $120,514.

NET LOSS

The Company realized a net loss of $148,377 and $120,514 for the first quarters ended September 30, 2002 and 2001 respectively. In 2002, the majority of the loss was attributed to the ongoing merger costs and heavy general and administrative costs, which totaled $262,033. The Company believes that with the majority of these merger costs and assets now written down and absorbed losses, the future will provide a more positive opportunity to generate revenue and cash flow and be profitable.

CAPITAL RESOURCES AND LIQUIDITY

The Company will make reasonable efforts to meet cash flow demands from ongoing operations however, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as bank borrowings on the line of credit, additional loans, and possibly investment capital by issuance of debenture notes and preferred stock. As of September 30, 2002, the Company had a working capital of deficit of $558,260 compared to a deficit of $434,838 for the previous year ending June 30, 2002. The current ratio at September 30, 2002 was: 40:1 and .51:1 at June 30, 2002. This rise in the deficit in working capital can be attributed to a) continued accumulation of deferred pay for 5 key employees; b) cumulative impact of employee summer vacations (i.e. reduction in "invoiceable" hours results in corresponding reduced revenue to offset accumulating debt during this period); c) costs associated with preparation of major engineering design/services proposal that required the services of an outside consultant; and d) additional legal and auditing costs related to preparation of the FY 2002 annual audit and SEC Form 10-K (a result of consolidating the financials of the three companies involved in the March 2002 merger). The Company has had ongoing capital-intensive engineering projects and continues to search for new investment capital through private preferred stock and debenture bonds to fund the start up of alternative energy projects. The Company believes that with new contracts, and prospects for bringing on line these alternative energy projects that its current efforts for borrowing it will be able to meet obligations as they become due. The Company is also taking active measures to speed up the collection of its current accounts receivable, while no receivables appear to be uncollectible.

The Company has an available line of credit of $200,000 of which $198,618 was outstanding at September 30, 2002. The line of credit bears interest at the prime rate plus two percent and expires March 29, 2003. The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of September 30, 2002, the line of credit was in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: The loans from Mr. Kenoyer of $9,600 and Mr. Dustin of $18,582 accrue interest at an annual rate of 10 percent payable on demand.

In September 2002, the Company entered into an agreement with, a capital investment company that has encouraged outside investors to invest in the Company through the issuance of debenture notes. These notes are to be in $10,000 denomination and have certain conversion rights for common stock of the Company if the Company has not fulfilled the repayment obligation by March 2003. The funds derived from the debenture notes are to be used for repayment of some current obligations, but will mainly be used for the start-up of new capital intensive projects like that of ethanol manufacturing and possibly alternative energy source contracts. At the date of this filing there has been no issuance of the debenture notes.

Access to Capital - Over the next twelve months the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as bank borrowings on the line of credit, additional loans, and possibly investment capital by issuance of debenture notes or preferred stock. In addition to these efforts to provide working capital for the Company, it may sell its owned mineral rights in Garnett, Montana for gold assets only. An independent licensed geological report verifies 455,000 ounces of recoverable gold. It is believed that this ready asset could also shore up potential borrowing opportunities. The Company will consider reasonable offers to sell these mineral rights in Garnett, Montana and also rights to the Diatomaceous Earth (DE) Asset in southern Idaho.

According to Industrial Minerals Association, the demand for diatomaceous earth used for filtering consumption liquids such as beer and soft drinks is growing at a rate of three to four percent per year. The Company feels that the nature of this Southwestern Idaho deposit presents quite an opportunity to either pursue new product development or to sell this asset and provide working capital for the ethanol production, and hydroelectric projects it continues to focus on.

Material Commitments for Capital Expenditures - The Company has no outstanding commitments at this time, though anticipates purchase of engineering design hardware and software, additional computers, and office furniture to expand its operations. The Company also intends to purchase a proprietary process design for ethanol production, and continues to study certain potential acquisitions of a hydroelectric development company. Negotiations regarding hydroelectric acquisitions have not been completed and, therefore, no commitments have been made at this point. Source of funding for office-related expenses will come from ongoing operations generated by engineering services. The source of funding for proprietary design and potential acquisitions will be made by outside capital resources.

Seasonal Changes -The Company's operating revenue is generally not affected by seasonal changes nor is it lower in the winter months, nor increases in the warmer summer months.

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

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Schedules and Exhibits

      (b)   Two exhibits are filed as part of this report.

      (c)   The Company filed four reports on Form 8-K in the first quarter of
            2003

            1.    Exhibits

                                                                                       Incorporated by Reference from
Exhibit No.                              Description                                            Registrant's
----------------------------------------------------------------------------------------------------------------------------
    3.1     Articles of Incorporation.                                            Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
    3.2     Bylaws.                                                               Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
    3.3     Amended Articles of Incorporation.                                    Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
    3.4     Amended Articles of Incorporation.                                    Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
    4.1     Specimen Stock Certificate.                                           Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
   10.1     Yellow Pines Resources Agreement.                                     Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
   10.2     American Diatomite Agreement.                                         Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
   10.3     American Diatomite Agreement.                                         Form 10-KSB October 20, 2000
----------------------------------------------------------------------------------------------------------------------------
   10.4     Agreement to Sell and Purchase Mineral Reserves, Real Property and
            Shares of Common Stock                                                Form 10-KSB October 15, 2001
----------------------------------------------------------------------------------------------------------------------------
   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                   Form 10-KSB October 15, 2001
----------------------------------------------------------------------------------------------------------------------------
   99.1     Certification pursuant to Sarbanes-Oxley Act by Chairman and Chief
            Executive Officer
----------------------------------------------------------------------------------------------------------------------------
   99.2     Certification pursuant to Sarbanes-Oxley Act by Vice-President,
            Secretary and Treasurer
----------------------------------------------------------------------------------------------------------------------------

REPORTS ON FORM 8-K

   10.6     Iron Mask Mining Company merger agreement with Intrepid Engineering
            Company and Western Technology and Management, Inc.                        Form 8-K April 8, 2002
----------------------------------------------------------------------------------------------------------------------------
            Intrepid Technology and Resources, Inc. change of certifying
            accountants                                                                Form 8-K May 24, 2002
----------------------------------------------------------------------------------------------------------------------------
            Amendment to report pro forma financial information on merger filed
            on Form 8-K April 8, 2002                                                  Form 8-K/A June 11, 2002
----------------------------------------------------------------------------------------------------------------------------
            Amendment, Item 7.  Letter from accountant and Company correspondence      Form 8-K/A June 20, 2002
----------------------------------------------------------------------------------------------------------------------------
            Resignation of Registrant's Directors and change in management             Form 8-K July 8, 2002
----------------------------------------------------------------------------------------------------------------------------
            Resignation of Registrant's Directors                                      Form 8-K August 21, 2002
----------------------------------------------------------------------------------------------------------------------------
            Amendment to Form 8-K filed on May 24, 2002 for change of certifying
            accountants.  Correction letter of predecessor accountant.                 Form 8-K/A September 10, 2002
----------------------------------------------------------------------------------------------------------------------------
            Election of Lynn Smith to the Board of Directors and Chairman of the
            Audit Committee                                                            Form 8-K September 13, 2002
----------------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTREPID TECHNOLOGY & RESOURCES, INC.
                                                  (Registrant)


Date:  November 14, 2002               By:  /s/ Dr. Dennis D. Keiser
                                            -----------------------------------
                                            Chief Executive Officer & President


Date:  November 14, 2002               By:  /s/ Dr. Jacob D. Dustin
                                            -----------------------------------
                                            Vice President, Secretary,
                                            and Treasurer

                                  CERTIFICATION

I, Dr. Dennis D. Keiser, President and Chief Executive Officer of Intrepid Technology & Resources, Inc., (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intrepid Technology & Resources, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002

/s/ Dr. Dennis D. Keiser
------------------------
Dennis D. Keiser

President and Chief Executive Officer

                                  CERTIFICATION

I, Dr. Jacob D. Dustin, Vice President, Secretary, and Treasurer of Intrepid Technology & Resources Inc., (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intrepid Technology & Resources, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002

/s/ Dr. Jacob D. Dustin
------------------------
Jacob D. Dustin

Vice President, Secretary, and Treasurer

                                 EXHIBIT INDEX


                                                                                       Incorporated by Reference from
Exhibit No.                              Description                                            Registrant's
----------------------------------------------------------------------------------------------------------------------------
    3.1     Articles of Incorporation.                                            Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
    3.2     Bylaws.                                                               Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
    3.3     Amended Articles of Incorporation.                                    Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
    3.4     Amended Articles of Incorporation.                                    Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
    4.1     Specimen Stock Certificate.                                           Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
   10.1     Yellow Pines Resources Agreement.                                     Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
   10.2     American Diatomite Agreement.                                         Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------------
   10.3     American Diatomite Agreement.                                         Form 10-KSB October 20, 2000
----------------------------------------------------------------------------------------------------------------------------
   10.4     Agreement to Sell and Purchase Mineral Reserves, Real Property and
            Shares of Common Stock                                                Form 10-KSB October 15, 2001
----------------------------------------------------------------------------------------------------------------------------
   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                   Form 10-KSB October 15, 2001
----------------------------------------------------------------------------------------------------------------------------
   99.1     Certification pursuant to Sarbanes-Oxley Act by Chairman and Chief
            Executive Officer
----------------------------------------------------------------------------------------------------------------------------
   99.2     Certification pursuant to Sarbanes-Oxley Act by Vice-President,
            Secretary and Treasurer
----------------------------------------------------------------------------------------------------------------------------

REPORTS ON FORM 8-K

   10.6     Iron Mask Mining Company merger agreement with Intrepid Engineering
            Company and Western Technology and Management, Inc.                        Form 8-K April 8, 2002
----------------------------------------------------------------------------------------------------------------------------
            Intrepid Technology and Resources, Inc. change of certifying
            accountants                                                                Form 8-K May 24, 2002
----------------------------------------------------------------------------------------------------------------------------
            Amendment to report pro forma financial information on merger filed
            on Form 8-K April 8, 2002                                                  Form 8-K/A June 11, 2002
----------------------------------------------------------------------------------------------------------------------------
            Amendment, Item 7.  Letter from accountant and Company correspondence      Form 8-K/A June 20, 2002
----------------------------------------------------------------------------------------------------------------------------
            Resignation of Registrant's Directors and change in management             Form 8-K July 8, 2002
----------------------------------------------------------------------------------------------------------------------------
            Resignation of Registrant's Directors                                      Form 8-K August 21, 2002
----------------------------------------------------------------------------------------------------------------------------
            Amendment to Form 8-K filed on May 24, 2002 for change of certifying
            accountants.  Correction letter of predecessor accountant.                 Form 8-K/A September 10, 2002
----------------------------------------------------------------------------------------------------------------------------
            Election of Lynn Smith to the Board of Directors and Chairman of the
            Audit Committee                                                            Form 8-K September 13, 2002
----------------------------------------------------------------------------------------------------------------------------