Form 10QSB
period 2002-12-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2003-02-14
CIK 1083742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For quarterly period ended December 31, 2002

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


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ The number of shares of the Registrant's Common Stock, as of December 31, 2002: 96,740,210 shares outstanding of a total 135,000,000 authorized.

OFFICERS

Dr. Dennis D. Keiser, Chief Executive Officer & President

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

DIRECTORS

Dr. Dennis D. Keiser, Chief Executive Officer & President
Chairman of the Board

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

Michael F. LaFleur, Board Member

William R. Myers, Board Member

D. Lynn Smith, Board Member

COMMON STOCK

Par value .005
135,000,000 authorized
96,740,210 issued and outstanding at February 14, 2003
Intrepid Technology & Resources, Inc.'s common stock trades on the Bulletin Board under the symbol IESV.

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
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR

Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                TABLE OF CONTENTS

                 PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements
              Balance Sheets...............................................    4
              Statements of Operations.....................................    5
              Statements of Cash Flows.....................................    6
              Statement of Changes in Shareholders' Equity.................    7
              Notes to Unaudited Financial Statements......................    8

    Item 2.   Management's Discussion and Analysis.........................   13
              Results of Operations........................................   14
              Liquidity....................................................   15
              Capital Requirements.........................................   15

                 PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings............................................   17
    Item 2.   Changes in Securities........................................   17
    Item 3.   Defaults Upon Senior Securities..............................   17
    Item 4.   Submission of Matters to a Vote of Security Holders..........   17
    Item 5.   Other Information............................................   18
    Item 6.   Exhibits and Reports on Form 8-K.............................   18
              Signature Page...............................................   19

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                          DECEMBER 31,         June 30,
                                                                              2002               2002
                                                                         --------------     ---------------
                                                                           UNAUDITED            Audited
                                                                         --------------     ---------------
ASSETS
Current Assets:
   Cash                                                                  $       33,722     $        71,959
   Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                          296,293             289,078
   Other receivables                                                            100,000              99,863
   Other current assets                                                           3,461                  --
                                                                         --------------     ---------------
      Total current assets                                                      433,476             460,900

Equipment, net                                                                   31,780              45,861
Goodwill                                                                        420,168             436,063
Mining rights                                                                 3,273,456           3,273,456
Deferred tax asset                                                              392,934             336,000
Merger costs, net of accumulated amortization of $9,078                         109,700              90,785
                                                                         --------------     ---------------
      Total Assets                                                       $    4,661,514     $     4,643,065
                                                                         ==============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $      235,438     $       133,932
   Accrued liabilities                                                          175,465             185,444
   Deferred compensation                                                        298,032             326,776
   Line of credit                                                               198,910             199,779
   Long term debt - current portion                                              25,403              49,807
                                                                         --------------     ---------------
      Total current liabilities                                                 933,247             895,738

Long term debt                                                                       --              11,252
Commitments and contingencies
Shareholders' equity:
   Common stock, $.005 par value, 135,000,000 authorized, 96,740,210
      and 89,543,609 shares issued and outstanding, respectively                482,375             447,718
   Additional paid-in capital                                                12,051,097          11,983,943
   Notes receivable - shareholders                                              (36,900)            (36,900)
   Treasury stock                                                               (30,000)            (30,000)
   Retained earnings (deficit)                                               (8,738,305)         (8,628,686)
                                                                         --------------     ---------------
      Total shareholders' equity                                              3,728,267           3,736,075
                                                                         --------------     ---------------
Total Liabilities and Shareholders' Equity                               $    4,661,514     $     4,643,065
                                                                         ===============    ===============


The accompanying notes are an integral part of these financial statements.

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                     For the Three Months Ended        For the Six Months Ended
                                                            December 31,                      December 31,
                                                        2002            2001             2002             2001
                                                   -------------    -------------    -------------    -------------
                                                     UNAUDITED        UNAUDITED        Unaudited        Unaudited
                                                   -------------    -------------    -------------    -------------
Revenue                                            $     517,390    $          --    $   1,162,503    $          --
Direct operating costs                                   378,439               --          980,912               --
                                                   -------------    -------------    -------------    -------------
Gross profit                                             138,951               --          181,590               --
Selling, general and administrative expenses              71,705          212,692          333,738          333,207
                                                   -------------    -------------    -------------    -------------

Income (loss) from operations                             67,246         (212,692)        (152,148)        (333,207)

Interest revenue                                              --                1               --                2
Interest expense                                          (7,618)              --          (14,405)              --
                                                   -------------    -------------    -------------    -------------


Net income (loss) before income taxes                     59,628         (212,691)        (166,553)        (333,205)
Provision for income taxes (benefit)                      20,870               --          (56,934)              --
                                                   -------------    -------------    -------------    -------------

Net income (loss)                                  $      38,758    $    (212,691)   $    (109,619)   $    (333,205)
                                                   =============    =============    =============    =============

Net income (loss) to common shareholders           $      38,758    $    (212,691)   $    (109,619)   $    (333,205)
                                                   =============    =============    =============    =============

Basic earnings (loss) per share                    $      .00043    $      (.0089)   $      (.0012)   $      (.0139)
                                                   =============    =============    =============    =============

Diluted earnings per share                         $          --    $          --    $          --    $          --
                                                   =============    =============    =============    =============

Dividends paid per common share                               --               --               --               --
                                                   =============    =============    =============    =============


The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                     For the six months Ended
                                                                                            December 31,
                                                                                      2002             2001
                                                                                   -----------      -----------
                                                                                    UNAUDITED        Unaudited
                                                                                   -----------      -----------
Cash flows from operating activities:

     Net income (loss)                                                             $  (109,619)     $  (333,205)
     Adjustments to reconcile net loss to net cash provided by (used by)
operating activities:
        Depreciation                                                                     4,399              343
        Amortization                                                                     9,079               --
        Loss on the sale of assets                                                      11,036
        Expenses in exchange for issuance of common stock                               76,810          353,512
Changes in assets and liabilities:
        Accounts receivable, net                                                        (7,215)              --
        Prepaids and other assets                                                       (3,598)              --
        Deferred tax asset                                                             (56,934)              --
        Accounts payable                                                               101,506          (20,590)
        Accrued liabilities                                                             (9,979)              --
        Deferred compensation                                                          (28,744)              --
                                                                                   -----------       ----------

Net cash provided by (used by) operating activities                                    (13,259)              60

Cash flows from financing activities:
        Increase in merger costs                                                       (27,994)              --
        Common stock proceeds                                                           25,000               --
        Purchase of office equipment                                                    (3,600)              --
        Debenture sales                                                                 10,000               --
        Draw on line of credit                                                            (869)              --
        Payments on notes payable                                                      (27,514)              --
                                                                                   -----------
Net cash provided by financing activities                                              (24,977)              --

Increase (decrease) in cash and cash equivalents                                       (38,237)              60
Cash and cash equivalents at beginning of period                                        71,959               36
                                                                                   -----------      -----------
Cash and cash equivalents at end of period                                         $    33,722      $        96
                                                                                   ===========      ===========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                                              $    14,405      $        --
Non cash investing and financing transactions
        Garnet payable issued for mineral rights                                            --          150,000
        Common stock issued for mineral rights                                              --        3,723,456

        Common stock issued for services, prepaid assets and debt
repayments                                                                              76,840          303,722



The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED
                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)



                                                            ADDITIONAL                                               RETAINED
                                           COMMON            PAID-IN             NOTE            TREASURY            EARNINGS
                                            STOCK            CAPITAL          RECEIVABLE           STOCK             (DEFICIT)
                                       ---------------   ---------------   ---------------    ---------------    ---------------
Balance, July 1, 2002                  $       447,718   $    11,983,943   $       (36,900)   $       (30,000)   $    (8,628,686)

Common stock issued for services                 6,014            35,176                --                 --                 --
Net Loss                                            --                --                --                 --           (148,377)
                                       ---------------   ---------------   ---------------    ---------------    ---------------
Balance, September 30, 2002            $       453,732   $    12,019,119   $       (36,900)   $       (30,000)   $    (8,777,063)

Common stock issued for services                28,643            31,978                --                 --                 --
Net Income                                          --                --                --                 --             38,758
                                       ---------------   ---------------   ---------------    ---------------    ---------------
Balance, December 31, 2002             $       482,375   $    12,051,097   $       (36,900)   $       (30,000)   $    (8,738,305)
                                       ===============   ===============   ===============    ===============    ===============



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

Revenue Recognition - The Company's revenue is derived mainly from contracts for its engineering consulting and other services. Revenue from these contracts is recognized as services are performed. The Company has recorded unbilled revenue for work performed but not billed as of December 31, 2002.

Equipment - Property and equipment are recorded at cost and depreciated on straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted. Minor components and parts are charged to expense as incurred.

Commitments - The Company has various commitments for notes payable to shareholders and officers of the Company, a banking line of credit with US Bank, all of which the Company believes it has properly accounted for or has made proper accruals to meet these obligations in the future.

Notes Receivable - As of December 31, 2002, the Company had notes receivable totaling $36,900. The notes are from employees:

     Gary Mecham           $6,900
     David Roth            $6,900
     Scott Francis         $6,900
     Don Dustin            $6,900
     Shaun Dustin          $6,900
     Lynn Higgins          $2,400

Going Concern Contingency - The Company was profitable in the second quarter of fiscal year 2003 ending December 31, 2002 but incurred significant losses during the first quarter of 2003, ending September 30, 2002 and for the year ended June 30, 2002 due primarily to the write down of mining rights, goodwill and extensive general and administration costs as a result of the merger activities. The Company's ability to continue as a Going Concern is dependent on ongoing operations, obtaining additional financing and development or sale of the existing mining rights. Management has obtained additional engineering contracts. Management is in the process of obtaining additional financing and is attempting to either sell or develop the mining rights. However, there can be no assurance that these plans will be successful.

Use of Estimates - The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. The Company used significant estimates in the accompanying consolidated financial statements primarily related to the valuation of mining rights. It is reasonably possible that these estimates may change from time to time and actual results could differ from those estimates.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between financial and income tax reporting as follows:

1. The basis of property, plant and equipment, for financial reporting exceeds its tax basis by the amount of accelerated depreciation recorded for tax purposes in excess of straight-line and other depreciation recorded for book purposes.

Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.


NOTE 4. EARNING PER COMMON SHARE

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.

                                             (000's except per share amounts)         (000's except per share amounts)
                                              Three Months Ended December 31,           Six Months Ended December 31,
                                           -----------------------------------      ------------------------------------
                                                 2002                2001                2002                 2001
                                           ---------------     ---------------      ---------------      ---------------
Net income / (loss)                        $            38     $          (213)     $          (110)     $          (333)

Weighted average shares outstanding-
    Common shares                               90,100,530          24,102,800           90,539,207           24,102,800

Basic earnings per share                   $        .00043     $        (.0089)     $        (.0012)     $        (.0139)
                                           ===============     ===============      ===============      ===============
Diluted earnings per share                 $            --     $            --      $            --      $            --
                                           ===============     ===============      ===============      ===============

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

REPORTED IN $(000)
DECEMBER 31, 2002             Engineering          Mining
                               Services          Operations           Total
                             -------------      -------------     -------------
Revenue                      $       1,163      $          --     $       1,163
Direct costs                          (981)                --              (981)
Gross profit                           182                 --               182
SG&A                                  (334)                --              (334)
Write down of assets                    --                 --                --
Other                                  (14)                --               (14)
Income taxes                            57                 --                57
Net loss                              (110)                --              (110)
                             -------------      -------------     -------------
Total assets                 $       1,383      $       3,279     $       4,662
                             =============      =============     =============

REPORTED IN $(000)
DECEMBER 31, 2001             Engineering           Mining
                                Services          Operations          Total
                             -------------      -------------     -------------
Revenue                      $          --      $          --     $          --
Direct costs                            --                 --                --
Gross profit                            --                 --                --
SG&A                                    --               (333)             (333)
Other                                   --                 --                --
Income taxes                            --                 --                --
Net loss                                --               (333)             (333)
                             -------------      -------------     -------------
Total assets                 $          --      $       3,996     $       3,996
                             =============      =============     =============


NOTE 7. EQUIPMENT.

Equipment consists of the following as of December 31, 2002:

Computers and software                                 $     28,902
Furniture                                                    15,488
Other Equipment                                               1,526
Vehicles                                                      3,000
                                                       ------------
         Subtotal                                            48,916
Less accumulated depreciation                               (17,136)
                                                       ------------
         Total Equipment, net                          $     31,780
                                                       ============

NOTE 8. LINE OF CREDIT.

Revolving Line of Credit - As of December 31, 2002 the Company has an available line of credit of $200,000 of which $198,910 was outstanding. The line of credit bears interest at the prime rate plus two percent and expires March 29, 2003. The credit is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees of the line of credit: Donald Kenoyer (Vice President), Jacob Dustin (Vice President), S. Scott Francis, Gary Mecham, and David Roth. As of December 31, 2002 the line of credit was in good standing.

Shareholder Notes - The shareholders who are also officers, employees or directors and have personally lent money to the Company are Mr. Kenoyer ($9,600) and Dr. Dustin ($18,582). The notes are unsecured demand notes that accrue interest at an annual rate of 10 percent. It is not anticipated by the Company that the notes will be called in the next year.


NOTE 9. OPERATING LEASES

The Company leases space in Idaho Falls, Idaho; Missoula, Montana; and Kennewick, Washington. The Idaho Falls lease is at a monthly rate of $5,210, the Kennewick lease is at a monthly rate of $1,050 and expires March 31, 2003. The Idaho Falls lease term expires May 30, 2005.

Rent expense for quarter ended December 31, 2002 was:  $     18,305
                                                       ============

Rental expense for the lease terms are as follows:

              FY2003                                   $     61,329
              FY2004                                         64,171
              FY2005                                         67,012
                                                       ------------
              Total                                    $    192,512
                                                       ============

NOTE 10. INTANGIBLE ASSETS

Intangible assets include the following items: Goodwill recognized on acquisition of Florite, Inc., by the Company of $15,895. This goodwill was initially amortized on a straight-line basis over a 15-year period. As required by Statement of Financial Accounting Standards 142 goodwill is no longer amortized as of January 1, 2002, but evaluated on an annual basis and written down if a significant impairment occurs. During the second quarter the Company returned all assets and associated debt back to the original owners of Flourite, Inc. in exchange for the forgiveness of the note to Flourite Inc. owners. As a result of the transaction the goodwill of $15,895 was written off.

As of March 25, 2002 goodwill recognized on the acquisition of Intrepid Engineering Services and Western Technology Management Inc., was approximately $6,364,000, the amount in excess of the fair value of the assets received was recorded based on the share price and the number of shares issued. Management evaluated the fair value of the underlying assets and determined the majority of the goodwill related to research and development and wrote down the goodwill by approximately $5,944,000. This amount has been included in the write down of assets line item in the statement of operations for the 4th quarter ending June 30, 2002.

Mineral rights valued at $3,273,456 were purchased in exchange for common stock of the Company. No amortization is currently expensed since extraction of the minerals has not started. Once extraction begins the rights will be amortized on the depletion method based on the estimated amount of ore reserves.

As a result of the merger of the Company with Intrepid Engineering Services and Western Technology Management, the Company incurred costs of approximately $119,000. These costs are being amortized over a 60-month period.

NOTE 11. TREASURY STOCK

As part of the merger agreement on March 25, 2002 six million shares of common stock were issued to the Company for future sales to investors. These shares are recorded and shown as treasury stock until such stock is sold.

NOTE 12. CONTINGENT LIABILITY AND OTHER MINERAL RIGHTS

The Company entered into an agreement for the purchase of other various mineral rights for the price of $3,273,456 to be paid by the issuance of 16,367,280 shares of common stock of the Company, with a deemed value of $0.20 per share, subject to adjustment. Per the agreement "If, within one (1) year after the execution of this agreement the publicly traded shares of Iron Mask are not trading at $0.20 or more per share the high price for the public sale of such shares on the anniversary date of the Agreement shall become the deemed value per share. Additional shares of the common stock of Iron Mask will be issued to the end that the total number of shares on the date of this Agreement, shall equal $3,273,456. As of December 31, 2002, the one-year date had been extended to December 23, 2003.

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

In December 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. Statement 148 is effective for years ending after December 15, 2002 and for quarters beginning after December 15, 2002 and only affects future disclosures.


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


RESULTS OF OPERATIONS

REVENUE

Revenue for the second quarter of the 2003 fiscal year ended December 31, 2002 decreased slightly to $517,390 compared to $645,113 for the first quarter of 2003, which ended September 30, 2002. The total revenue performance for the three and six months ended December 31, 2002 of $517,390 and $1,162,503 is an increase compared to $0 for both the three and six months ended December 31, 2001. This increase was the result of the merger and the engineering services contracts performed in the first six months of fiscal year 2003.

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

DIRECT OPERATING COSTS

Direct operating costs for the quarters ending December 31, 2002 and September 30, 2002, were $378,439 and $980,913 respectively and the Company had no direct operating costs for the same quarters ended in 2001. These direct operating costs for the quarters ended December 31, 2002 were a result of the engineering contracts, and since there was no revenue for the quarters ended December 31, 2001, there were no operating costs.

GROSS PROFIT

The Company had gross profit of $138,951 and $181,590 for the three and six months ended December 31, 2002, compared to $0 for the same period ended December 31, 2001.

GENERAL SELLING AND ADMINISTRATIVE EXPENSES

For the three months ended December 31, 2002 general selling and administrative expenses were $71,705 compared to $212,692 for the same quarter ended December 31, 2001. This 67% decrease in general selling and administrative expenses was the result of the forgiveness of certain accounts payable or the reduced amount of accounts payable due to negotiated settlements with certain vendors and reduced legal and consulting fees previously incurred for the merger and other cost cutting measures. For the six months ended December 31, 2002, the Company had general selling and administrative expenses of $333,738, or a .0167% increase over the $333,207 for the same period ended December 31, 2001. The Company was encumbered with a large amount of general selling and administrative expenses for settlement of the merger. These merger costs included attorney fees, consultant and accounting fees and certain surveys and assessments. The greater majority of these merger costs have now been paid and settled and the Company expects the future general selling and administrative expenses to be related to current business.

INTEREST REVENUE

The Company had no interest revenue for the three and six months ended December 31, 2002 and had $1.00 and $2.00 respectively for the three and six months ended December 31, 2001.

INTEREST EXPENSE

For the three months ended December 31, 2002 the Company had interest expense of $7,618 compared to $0 for the same period ending December 31, 2001. For the six months ended December 31, 2002 the Company had interest expense of $14,405 compared to $0 for the same period ending December 31, 2001. The interest expense was for interest paid on the bank line of credit and 10% interest accrued on notes payable to officers and directors of the Company.

INCOME TAXES

The effective tax rate is different from the statutory rate as a result of the NOL carryforwards, amount of losses not deductible and the change valuation allowance taken against the deferred tax asset. The net operating loss carry forward of approximately $1,600,000 at December 31, 2002, begins to expire in the year 2019. The amount of net operating loss carry forward expires $7,000 in 2019, $89,000 in 2020, $77,000 in 2021 and 1,504,000 in 2022. The Company is
reflecting an income tax benefit at December 31, 2002 of 34.2% or approximately $57,000 on a net loss before income taxes of $166,553. No income tax benefit was recognized for the same period ended December 31, 2001, with a net loss of $333,205.

NET INCOME (LOSS)

For the three months ended December 31, 2002 the Company had a net income of $38,758 compared to a net loss of $212,691 for the same three-month period ended December 31, 2001. The main reason the Company was profitable in the second quarter of 2002 was because of the forgiveness of deferred compensation by employees of the Company. For the six months ended December 31, 2002 the Company has a net loss of $109,619 compared to $333,205 for the same period ended December 31, 2001. In 2002, the majority of the loss was attributed to the ongoing merger costs and heavy general and administrative costs, which totaled $262,033. The Company believes that with the majority of these merger costs and assets now written down and absorbed losses, the future will provide a more positive opportunity to generate revenue and cash flow and be profitable.

CAPITAL RESOURCES AND LIQUIDITY

The Company will make reasonable efforts to meet cash flow demands from ongoing operations however, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as bank borrowings on the line of credit, additional loans, and possibly investment capital by issuance of debenture notes and preferred stock. As of December 31, 2002, the Company had a working capital of deficit of $499,771 compared to a deficit of $434,838 for the previous year ending June 30, 2002. The current ratio at December 31, 2002 was: 46:1 and .51:1 at June 30, 2002. This increase in the deficit in working capital can be attributed to a) cumulative impact of employee summer vacations (i.e. reduction in "invoiceable" hours results in corresponding reduced revenue to offset accumulating debt during this period);
b) costs associated with preparation of major engineering design/services proposal that required the services of an outside consultant; and c) additional legal and auditing costs related to preparation of the FY 2002 annual audit and SEC Form 10-KSB (a result of consolidating the financials of the three companies involved in the March 2002 merger). The Company has had ongoing capital-intensive engineering projects and continues to search for new investment capital through private preferred stock and debenture bonds to fund the start up of alternative energy projects. The Company believes that with new contracts, and prospects for bringing on line these alternative energy projects that its current efforts for borrowing it will be able to meet obligations as they become due. The Company is also taking active measures to speed up the collection of its current accounts receivable, while no receivables appear to be uncollectible.

The Company has an available line of credit of $200,000 of which $198,910 was outstanding at December 31, 2002. The line of credit bears interest at the prime rate plus two percent and expires March 29, 2003. The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of December 31, 2002, the line of credit was in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: The loans from Mr. Kenoyer of $9,600 and Mr. Dustin of $18,582 accrue interest at an annual rate of 10 percent payable on demand.

In September 2002, the Company entered into an agreement with, a capital investment company that has encouraged outside investors to invest in the Company through the issuance of debenture notes. These notes are to be in $10,000 denomination and have certain conversion rights for common stock of the Company if the Company has not fulfilled the repayment obligation by March 2003. The funds derived from the debenture notes are to be used for repayment of some current obligations, but will mainly be used for the start-up of new capital intensive projects like that of ethanol manufacturing and possibly alternative energy source contracts. At the date of this filing there has been one issuance of a $10,000 debenture note.

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

Seasonal Changes - The Company's operating revenue is generally not affected by seasonal changes nor is it lower in the winter months, nor increases in the warmer summer months.

                           PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on December 6, 2002. On the record date of October 11, 2002 there were 91,473,184 shares of common voting stock. At the meeting, D. Lynn Smith, William R. Myers, Michael F. LaFleur, Dennis D. Keiser, and Jacob D. Dustin were elected to serve as directors of the Company for the next year, the 2003 Stock Option Plan was approved, and the appointment of Balukoff, Lindstrom & Co., P.A. as independent public accountants for the year ending June 30, 2003 was ratified.

The voting on such items was as follows:

Election of Directors

DIRECTOR'S NAME                       FOR             AGAINST        WITHHELD AUTHORITY
---------------                   ----------         ---------       ------------------
Dennis D. Keiser                  63,146,966         5,924,919              273,217
Jacob D. Dustin                   69,345,102                              5,651,702
Michael F. LaFleur                69,345,102                              5,651,702
William R. Myers                  69,345,102                              5,651,702
D. Lynn Smith                     69,345,102                              5,651,702

More than 76.9% of all votes were in favor of the elected directors.


(2) The proposal to approve the 2003 Stock Option Plan:

            FOR                       AGAINST              WITHHELD AUTHORITY
        ----------                  ----------             ------------------
        49,320,079                  25,640,391                   36,344


(3) Ratify Appointment of Independent Auditors of Balukoff, Lindstrom & Co.,
    P.A.

            FOR                       AGAINST              WITHHELD AUTHORITY
        ----------                  ----------             ------------------
        74,916,804                    50,000                     30,000

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)   Financial Statements, Schedules and Exhibits

    (b)   Two exhibits are filed as part of this report.

    (c)   The Company filed no reports on Form 8-K in the second quarter of 2003

          1. Exhibits

Exhibit                                                                              Incorporated by Reference from
  No.                       Description                                                       Registrant's
-------                     -----------                                           -------------------------------------
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

   10.2     American Diatomite Agreement.                                         Form 10SB Registration March 22, 2000

   10.3     American Diatomite Agreement.                                         Form 10-KSB October 20, 2000

   10.4     Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                   Form 10-KSB October 15, 2001

   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves,
            Real Property and Shares of Common Stock                              Form 10-KSB October 15, 2001

   99.1     Certification pursuant to Sarbanes-Oxley Act by Chairman and Chief
            Executive Officer

   99.2     Certification pursuant to Sarbanes-Oxley Act by Vice-President,
            Secretary and Treasurer


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

            Election of Lynn Smith to the Board of Directors and Chairman
            of the Audit Committee                                                Form 8-K September 13, 2002

            Letters of Notice to Cure a Default whereby a deed was not transferred for mineral rights purchased in the Iron Mask Mining
            Company merger                                                        Form 8-K February 6, 2003


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTREPID TECHNOLOGY & RESOURCES, INC.
                                                 (Registrant)


Date: February 14, 2003              By: /s/ Dr. Dennis D. Keiser,
                                         ---------------------------------------
                                             Chief Executive Officer & President



Date: February 14, 2003              By: /s/ Dr. Jacob D. Dustin,
                                         --------------------------------------
                                             Vice President, Secretary, and
                                             Treasurer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Dated: February 13, 2003


/s/ Dr. Dennis D. Keiser

-----------------------------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Dated: February 13, 2003


/s/ Dr. Jacob D. Dustin

----------------------------------

Jacob D. Dustin

Vice President, Secretary, and Treasurer

                               INDEX TO EXHIBITS

Exhibit                                                                              Incorporated by Reference from
   No.                      Description                                                       Registrant's
-------                     -----------                                           -------------------------------------
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

   10.2     American Diatomite Agreement.                                         Form 10SB Registration March 22, 2000

   10.3     American Diatomite Agreement.                                         Form 10-KSB October 20, 2000

   10.4     Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                   Form 10-KSB October 15, 2001

   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves,
            Real Property and Shares of Common Stock                              Form 10-KSB October 15, 2001

   99.1     Certification pursuant to Sarbanes-Oxley Act by Chairman and Chief
            Executive Officer

   99.2     Certification pursuant to Sarbanes-Oxley Act by Vice-President,
            Secretary and Treasurer