Form 10QSB
period 2003-03-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2003-05-19
CIK 1083742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    For quarterly period ended March 31, 2003

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


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] The number of shares of the Registrant's Common Stock, as of March 31, 2003: 90,250,210 shares outstanding of a total 135,000,000 authorized.

OFFICERS

Dr. Dennis D. Keiser, Chief Executive Officer & President

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

DIRECTORS

Dr. Dennis D. Keiser, Chief Executive Officer & President
Chairman of the Board

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

Michael F. LaFleur, Board Member

William R. Myers, Board Member

D. Lynn Smith, Board Member

COMMON STOCK

Par value .005
135,000,000 authorized
90,285,210 issued and outstanding at May 14, 2003
Intrepid Technology & Resources, Inc.'s common stock trades on the Bulletin Board under the symbol IESV.

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
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR

Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item       1.   Financial Statements
                Balance Sheets...........................................................................      4
                Statements of Operations.................................................................      5
                Statements of Cash Flows.................................................................      6
                Statement of Changes in Shareholders' Equity.............................................      7
                Notes to Unaudited Financial Statements..................................................      8

Item       2.   Management's Discussion and Analysis.....................................................      13
                Results of Operations....................................................................      13
                Liquidity................................................................................      15
                Capital Requirements.....................................................................      15
Item       3.   Controls and Procedures                                                                        16

                       PART II - OTHER INFORMATION

Item       1.   Legal Proceedings........................................................................      17
Item       2.   Changes in Securities....................................................................      17
Item       3.   Defaults Upon Senior Securities..........................................................      17
Item       4.   Submission of Matters to a Vote of Security Holders......................................      17
Item       5.   Other Information........................................................................      17
Item       6.   Exhibits and Reports on Form 8-K.........................................................      17
                Signature Page...........................................................................      19

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                        MARCH 31,       June 30,
                                                                          2003            2002
                                                                       ----------      ----------
                                                                        UNAUDITED        Audited
                                                                       ----------      ----------
ASSETS
Current Assets:
   Cash                                                                $    9,683      $   71,959
   Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                    284,980         289,078
   Other receivables                                                       24,714          99,863
   Other current assets                                                     4,461              --
                                                                       ----------      ----------
      Total current assets                                                323,838         460,900

Equipment, net                                                             29,521          45,861
Goodwill                                                                  523,929         526,848
Mining rights                                                           3,273,456       3,273,456
Deferred tax asset                                                        385,543         336,000
                                                                       ----------      ----------

      Total Assets                                                     $4,536,287      $4,643,065
                                                                       ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $  173,225      $  133,932
   Accrued liabilities                                                    144,643         185,444
   Deferred compensation                                                  198,031         326,776
   Line of credit                                                         198,704         199,779
   Long term debt - current portion                                        78,590          49,807
                                                                       ----------      ----------
      Total current liabilities                                           793,193         895,738

Long term debt                                                                 --          11,252
Commitments and contingencies
Shareholders' equity:
   Common stock, $.005 par value, 135,000,000 authorized, 90,250,210
      and 89,543,609 shares issued and outstanding, respectively          452,925         447,718
   Additional paid-in capital                                          12,051,647      11,983,943
   Notes receivable - shareholders                                        (36,900)        (36,900)
   Treasury stock                                                              --         (30,000)
   Retained earnings (deficit)                                         (8,724,578)     (8,628,686)
                                                                       ----------      ----------
      Total shareholders' equity                                        3,754,346       3,736,075
                                                                       ----------      ----------

Total Liabilities and Shareholders' Equity                             $4,536,287      $4,643,065
                                                                       ==========      ==========

The accompanying notes are an integral part of these financial statements.

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                    For the Three Months Ended       For the Nine Months Ended
                                                             March 31,                        March 31,
                                                  ------------------------------   ------------------------------
                                                      2003              2002           2003             2002
                                                  -------------    -------------   -------------    -------------
                                                    UNAUDITED        UNAUDITED       Unaudited        Unaudited
                                                  -------------    -------------   -------------    -------------
Revenue                                           $     585,367    $          --   $   1,747,870    $          --
Direct operating costs                                  451,257               --       1,432,170               --
                                                  -------------    -------------   -------------    -------------

Gross profit                                            134,110               --         315,700               --
Write down of intangible assets                                        5,910,650                        5,910,650
Selling, general and administrative expenses            101,293          775,887         435,031        1,109,094
                                                  -------------    -------------   -------------    -------------

Income (loss) from operations                            32,817       (6,686,537)       (119,331)      (7,019,744)

Interest revenue                                             --               10              --               12
Interest expense                                        (11,700)              --         (26,105)              --
                                                  -------------    -------------   -------------    -------------


Net income (loss) before income taxes                    21,117       (6,686,527)       (145,436)      (7,019,732)
Provision for income taxes (benefit)                      7,391               --         (49,543)              --
                                                  -------------    -------------   -------------    -------------

Net income (loss)                                 $      13,726    $  (6,686,527)  $     (95,893)   $  (7,019,732)
                                                  =============    =============   =============    =============

Net income (loss) to common shareholders          $      13,726    $  (6,686,527)  $     (95,893)   $  (7,019,732)
                                                  =============    =============   =============    =============

Basic earnings (loss) per share                   $      .00015    $        (.13)  $      (.0011)   $      (.1439)
                                                  =============    =============   =============    =============

Diluted earnings per share                        $          --    $          --   $          --    $          --
                                                  =============    =============   =============    =============

Dividends paid per common share                   $          --    $          --   $          --    $          --
                                                  =============    =============   =============    =============


The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                          For the nine months Ended March 31,
                                                                        --------------------------------------
                                                                              2003                  2002
                                                                        -----------------    -----------------
                                                                            UNAUDITED             Unaudited
                                                                        -----------------    -----------------
Cash flows from operating activities:

     Net income (loss)                                                  $         (95,893)   $      (7,019,732)
     Adjustments to reconcile net loss to net cash provided by (used
        by) operating activities:
        Depreciation                                                                6,658                  343
        Amortization                                                               15,018                    1
        Loss on the sale of assets                                                 11,036
        Expenses in exchange for issuance of common stock                          77,910            1,404,040

        Write down of assets                                                           --            5,910,650
Changes in assets and liabilities:
        Accounts receivable, net                                                  (20,614)            (389,061)
        Prepaids and other assets                                                  (4,601)                  --
        Deferred tax asset                                                        (49,543)                  --
        Accounts payable                                                           39,293               67,146
        Accrued liabilities                                                       (40,800)              (6,613)
        Deferred compensation                                                     (28,744)                  --
                                                                        -----------------    -----------------

Net cash provided by (used by) operating activities                               (90,280)             (33,226)

Cash Flow from Investing Activities
        Acquisition cost                                                          (27,994)             (42,161)
        Purchase of Property and Equipment                                         (3,600)              (1,886)
                                                                        -----------------    -----------------
Net Cash (Used) provided by Investing Activities                                       --              (44,047)

Cash flows from financing activities:
        Common stock proceeds                                                      25,000              191,390
        Loans to related parties                                                       --                3,680
        Debenture sales                                                            10,000                   --
        Net payment on line of credit                                              (1,074)                  --
        Payments on notes payable                                                 (27,514)                  --
        Additional notes payable                                                   53,187                   --
                                                                        -----------------    -----------------
Net cash provided by financing activities                                         (28,005)             195,070

Increase (decrease) in cash and cash equivalents                                  (62,276)             117,797
Cash and cash equivalents at beginning of period                                   71,959                   36
                                                                        -----------------    -----------------
Cash and cash equivalents at end of period                              $           9,683    $         117,833
                                                                        =================    =================
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                                   $          18,552    $              --
Non cash investing and financing transactions
         Garnet payable issued for mineral rights                                      --              150,000
         Common stock issued for mineral rights                                        --            3,723,456
         Assets acquired above cash received from merger                               --            6,131,810
        Common stock issued for services, prepaid assets and debt
           repayments                                                              86,052              303,722



The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED
                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                         ADDITIONAL                                      RETAINED
                                          COMMON          PAID-IN          NOTE          TREASURY        EARNINGS
                                           STOCK          CAPITAL       RECEIVABLE        STOCK          (DEFICIT)
                                        ------------    ------------   ------------    ------------    ------------
Balance, July 1, 2002                   $    447,718    $ 11,983,943   $    (36,900)   $    (30,000)   $ (8,628,686)

Common stock issued for services               6,014          35,176             --              --              --
Net Loss                                          --              --             --              --        (148,377)
                                        ------------    ------------   ------------    ------------    ------------
Balance, September 30, 2002             $    453,732    $ 12,019,119   $    (36,900)   $    (30,000)   $ (8,777,063)

Common stock issued for services              28,643          31,978             --              --              --
Net Income                                        --              --             --              --          38,758
                                        ------------    ------------   ------------    ------------    ------------
Balance, December 31, 2002              $    482,375    $ 12,051,097   $    (36,900)   $    (30,000)   $ (8,738,305)
                                        ============    ============   ============    ============    ============

Common stock issued for services and         (29,450)            550             --          30,000              --
   reclassification of treasury stock
Net Income                                        --              --             --              --          13,727
                                        ------------    ------------   ------------    ------------    ------------
Balance, March 31, 2003                 $    452,925    $ 12,051,647   $    (36,900)   $         --    $ (8,724,578)
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

The Engineering Services Division brings together a team of professionally registered engineers and highly experienced construction management personnel to create a true "design-build-operate" capability. The Company follows the design phase with full project management support including cost and schedule controls, construction management, and startup operations to a diverse customer base including the federal government and private commercial and industrial clients. In less than two years, the Company has grown to more than 25 employees with estimated annual revenue in excess of $2 million.

Ethanol Production (a Division) is the largest focus area for future business development. The primary functions of this Division is to site, permit, design, build and if necessary operate Ethanol facilities which will be built in Southern Idaho and surrounding States.

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

Notes Payable - The Company has various notes payable to individuals and officers. The Company has incurred additional expenses with outside consultants and has paid a portion of those obligations with the issuance of common stock under the rules provided for S-8 issuances.

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

Notes Receivable - As of March 31, 2002, the Company had non interest bearing notes receivable from employees totaling $36,900 for the purchase of the Company's common shares and is recorded in the equity section of the balance sheet. The notes are from employees:

Gary Mecham           $6,900
David Roth            $6,900
Scott Francis         $6,900
Don Dustin            $6,900
Shaun Dustin          $6,900
Lynn Higgins          $2,400


Going Concern Contingency - The Company was profitable in the second and third quarter of fiscal year ending June 30, 2003 but incurred significant losses during the first quarter of 2003, ending September 30, 2002 and for the year ended June 30, 2002 due primarily to the write down of mining rights, research and development, and extensive general and administration costs as a result of the merger activities. The Company's ability to continue as a Going Concern is dependent on ongoing operations, obtaining additional financing and development or sale of the existing mining rights. Management has obtained additional engineering contracts and is in the process of obtaining additional financing as well as attempting to determine the best way in which to capitalize on the mining rights. However, there can be no assurance that these plans will be successful.


Use of Estimates - The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. The Company used significant estimates in the accompanying consolidated financial statements primarily related to the valuation of mining rights. It is reasonably possible that these estimates may change from time to time and actual results could differ from those estimates.

Credit Risk Concentration - The Company maintains most of its cash with US Bank Billings, Montana. Substantially all of the cash balances are insured and are not collateral for other obligations. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company's credit evaluation process. Typically, the Company has not required customers to provide collateral for such obligations.


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

     2. Net operating loss carryforwards to be used to offset any future net income.


Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

NOTE 4. OPERATING SEGMENTS

The Company operates with two segments, Engineering Services and Operations. These segments have been determined by evaluating the Company's internal reporting structure and nature of services offered. The Engineering Services segment provides project and task-oriented, highly experienced professionally registered staff providing expertise across a broad range of engineering disciplines and covering all phases of project planning, design, management and execution. The Operations segment is charged with alternative and renewable energy facility development and operations as well as the development and management of the Company's mineral assets.

Inter-company transactions have been eliminated from the segment information and are not significant between segments. Summarized financial information concerning the Company's reportable segments is shown in the following table:

REPORTED IN $(000)
MARCH 31, 2003         Engineering
                         Services      Operations      Total
                       -----------    -----------   -----------
Revenue                $     1,748    $        --   $     1,748
Direct costs                 (1432)            --        (1,432)
Gross profit                   316             --           316
SG&A                          (435)            --          (435)
Write down of assets            --             --            --
Other                          (26)            --           (26)
Income taxes                    50             --            50
Net loss                       (95)            --           (95)
                       -----------    -----------   -----------
Total assets           $     1,263    $     3,273   $     4,536
                       ===========    ===========   ===========

REPORTED IN $(000)
MARCH 31, 2002         Engineering
                         Services      Operations       Total
                       -----------    -----------    -----------
Revenue                $        --    $        --    $        --
Direct costs                    --             --             --
Gross profit                    --             --             --
SG&A                           (56)          (720)          (776)
Write down of assets                       (5,910)        (5,910)
Other                           --             --             --
Income taxes                    --             --             --
                       -----------    -----------    -----------
Net loss               $       (56)   $    (6,630)   $    (6,686)
                       ===========    ===========    ===========
Total assets           $     1,181    $     3,873    $     5,055
                       ===========    ===========    ===========

NOTE 5. EQUIPMENT.


Equipment consists of the following as of March 31, 2003:
Computers and software          $ 28,902
Furniture                         15,488
Other Equipment                    1,526
Vehicles                           3,000
                                --------
         Subtotal                 48,916
Less accumulated depreciation    (19,395)
                                --------

         Total Equipment, net   $ 29,521
                                ========

NOTE 6. LINE OF CREDIT.

Revolving Line of Credit - As of March 31, 2003 the Company has an available line of credit of $200,000 of which $198,704 was outstanding. The line of credit bears interest at the prime rate plus two percent and expires March 29, 2004. The credit is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees of the line of credit: Dennis Keiser (President), Jacob Dustin (Vice President), Donald Kenoyer, S. Scott Francis, Gary Mecham, and David Roth. As of March 31, 2003 the line of credit was in good standing.

Shareholder Notes - The shareholders who are also officers, employees or directors and have personally lent money to the Company are Dr. Dustin ($42,243) and Mr. Kenoyer ($20,370). The notes are unsecured demand notes that accrue interest at an annual rate of 10 percent. It is not anticipated by the Company that the notes will be called in the next year.


NOTE 7. OPERATING LEASES

The Company leases space in Idaho Falls, Idaho and Kennewick, Washington. The Idaho Falls lease is at a monthly rate of $5,210, and expires May 30, 2005. The Kennewick lease is at a monthly rate of $1,050 and expires March 31, 2003. The Kennewick lease will not be renewed.

Rent expense for quarter ended March 31, 2003 was:   $  22,450
                                                     =========



Rental expense for the lease terms are as follows:

              FY2003                                 $  61,329
              FY2004                                    64,171
              FY2005                                    67,012
                                                     ---------
              Total                                  $ 192,512
                                                     =========


NOTE 8. INTANGIBLE ASSETS

Intangible assets include the following items: Goodwill recognized on acquisition of Florite, Inc., by the Company of $15,895. This goodwill was initially amortized on a straight-line basis over a 15-year period. As required by Statement of Financial Accounting Standards 142 goodwill is no longer amortized as of January 1, 2002, but evaluated on an annual basis and written down if a significant impairment occurs. During the second quarter of fiscal year 2003 the Company returned all assets and associated debt back to the original owners of Flourite, Inc. in exchange for the forgiveness of the note to Flourite Inc. owners. As a result of the transaction the goodwill of $15,895 was written off.

As of March 25, 2002 goodwill, research and development recognized on the acquisition of Intrepid Engineering Services and Western Technology Management Inc., was approximately $6,364,000, the amount in excess of the fair value of the assets received was recorded based on the share price and the number of shares issued. Management evaluated the fair value of the underlying assets and determined the majority of the goodwill related to research and development and wrote down the research and development by approximately $5,944,000. This amount has been included in the write down of assets line item in the statement of operations for the 4th quarter ending June 30, 2002.

Mineral rights valued at $3,273,456 were purchased in exchange for common stock of the Company. No amortization is currently expensed since extraction of the minerals has not started. The mineral rights have a proven gold reserve. Once extraction begins the rights will be amortized on the depletion method based on the estimated amount of ore reserves.

NOTE 9. TREASURY STOCK

Previously recorded treasury stock of $30,000 was reclassified and reflects properly the common stock outstanding.

NOTE 10.  STOCK OPTIONS

The Company has a stock option plan, which allows officers, directors, employees and consultants of the company to receive non-qualified and incentive stock options. The Company awarded 300,000 stock options to directors during the quarter ended December 31, 2002 with an exercise price of $.01. During the quarter ended December 31, 2002, the Company awarded 10,340,000 stock options with an exercise price of $.01 to employees. These options will become vested at a rate of 100 percent each year for and expire in five years from the grant date. There were no options granted for the quarter ending March 31, 2003. As of March 31, 2003, 14,660,000 shares of stock were available for future option grants.

The Company accounts for its stock options under Accounting Principles Board
(APB) Opinion No. 25 using the intrinsic value method. In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

                                                Three Months Ended March 31,          Nine Months Ended March 31,
                                             ---------------------------------    ----------------------------------
                                                   2003              2002              2003               2002
                                             ---------------   ---------------    ---------------    ---------------
Net income / (loss)                          $        13,276   $    (6,686,527)   $       (95,893)   $    (7,019,732)

Deduct: Stock based employee
Compensation expense determined under fair
   value based method, net of tax                         --                --           (114,055)                --

Pro forma net income / (loss)                $        13,276   $    (6,686,527)   $      (209,948)   $    (7,019,732)

Basic earnings per share as recorded         $        .00015   $         (.013)   $        (.0011)   $        (.1439)
                                             ===============   ===============    ===============    ===============
Basic earnings per share pro forma           $        .00015   $         (.013)   $       (.00241)   $        (.1439)
                                             ===============   ===============    ===============    ===============


NOTE 11. CONTINGENT LIABILITY AND OTHER MINERAL RIGHTS

The Company entered into an agreement for the purchase of other various mineral rights for the price of $3,273,456 to be paid by the issuance of 16,367,280 shares of common stock of the Company, with a deemed value of $ 0.20 per share, subject to adjustment. Per the agreement "If, within one (1) year after the execution of this agreement the publicly traded shares of Iron Mask are not trading at $ 0.20 or more per share the high price for the public sale of such shares on the anniversary date of the Agreement shall become the deemed value per share. Additional shares of the common stock of Iron Mask will be issued to the end that the total number of shares on the date of this Agreement, shall equal $ 3,273,456." As of March 31, 2003, the one-year date had not been extended. The Company believes that because the shares reached $.20 within the period no additional shares are required to be issued. The prior owners contend this share price is to be $.20 on the anniversary date.

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2003 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The company does not expect Statement 149 to have a material effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 1., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and has based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes filed thereto on Form 10-KSB with the U.S. Securities and Exchange Commission for the year ending June 30, 2002.

RESULTS OF OPERATIONS

REVENUE

Revenue for the third quarter of the 2003 fiscal year ended March 31, 2003 increased slightly to $585,367 compared to $517,390 for the second quarter of 2003, which ended December 31, 2002. The total revenue performance for the three and nine months ended March 31, 2003 of $585,367 and $1,747,870 is an increase compared to $10 and $12 for both the three and nine months ended March 31, 2002. This increase was the result of the merger and the engineering services contracts performed in the first nine months of fiscal year 2003.

Throughout calendar year 2002, and the first three months of 2003, the Company has managed several engineering services contracts with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, which constituted the majority of the Company's revenue. In 2002, and 2003, the Company's other primary customers were: Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West, the Bureau of Land Management and the State of Idaho. INEEL provided more than ten percent of the total revenue recognized by the Company.

DIRECT OPERATING COSTS

Direct operating costs for the quarters ending March 31, 2003, December 31, 2002, and September 30, 2002, were $451,257, $378,439 and $980,913 respectively and the Company had no direct operating costs for the same quarters ended in 2002. The direct operating costs for the nine months ended March 31, 2003 were a result of the engineering contracts, and since there was no revenue for the quarters ended March 31, 2002, there were no operating costs. The increase is from the merged operations that did not occur until late in the third quarter of 2002.

GROSS PROFIT

The Company had gross profit of $134,110 and $315,700 for the three and nine months ended March 31, 2003 compared to $0 for the same period ended March 31, 2002. The increase is from the merged operations that did not occur until late in the third quarter of 2002.

GENERAL SELLING AND ADMINISTRATIVE EXPENSES

For the three months ended March 31, 2003 general selling and administrative expenses were $101,293 compared to $775,886 for the same quarter ended March 31, 2002. This 87% decrease in general selling and administrative expenses was the result of reduced legal and consulting fees previously incurred for the merger, consulting contracts for 2002 were not carried into 2003 and other cost cutting measures. For the nine months ended March 31, 2003, the Company had general selling and administrative expenses of $435,031, or a .61 decrease over the $1,109,094 for the same period ended March 31, 2002. The Company was encumbered with a large amount of general selling and administrative expenses for settlement of the merger. These merger costs included attorney fees, consultant and accounting fees and certain surveys and assessments. The greater majority of these merger costs have now been paid and settled and the Company expects the future general selling and administrative expenses to be related to current business.

INTEREST REVENUE

The Company had no interest revenue for the three and nine months ended March 31, 2003 and had $1.00 and $2.00 respectively for the three and nine months ended March 31, 2002.

INTEREST EXPENSE

For the three months ended March 31, 2003 the Company had interest expense of $11,700 compared to $0 for the same period ending March 31, 2002. For the nine months ended March 31, 2003 the Company had interest expense of $26,105 compared to $0 for the same period ending March 31, 2002. The interest expense was for interest paid on the bank line of credit and 10% interest accrued on notes payable to officers and directors of the Company.

INCOME TAXES

The effective tax rate is different from the statutory rate as a result of the NOL carryforwards and amount of losses not deductible.. The net operating loss carry forward of approximately $1,600,000 at March 31, 2003, and begins to expire in the year 2019. The amount of net operating loss carry forward expires $7,000 in 2019, $89,000 in 2020, $77,000 in 2021 and 927,000 in 2022. The
Company is reflecting an income tax expense at March 31, 2003 of 35% or approximately $7,400 on a net income before income taxes of $21,117. No income tax benefit was recognized for the same period ended March 31, 2002, with a net loss of $7,019,732 due to the write-down of the research and development costs.

NET INCOME (LOSS)

For the three months ended March 31, 2003 the Company had a net income of $13,726 compared to a net loss of $6,686,527 for the same three-month period ended March 31, 2002. The main reason the Company was profitable in the third quarter was because of the continuing engineering contracts and lower general and administrative expenses compared to prior periods. For the nine months ended March 31, 2003 the Company has a net loss of $95,893 compared to the loss of $7,019,732 for the same period ended March 31, 2002. For the nine months ended March 31, 2003, the majority of the loss was attributed to the ongoing merger costs and heavy general and administrative costs, which totaled $435,031. The loss for 2002 related to the wrie down of research and development costs from the acquisition. The Company believes that with the majority of these merger costs and assets now written down and absorbed losses, the future will provide a more positive opportunity to generate revenue and cash flow and be profitable.

CAPITAL RESOURCES AND LIQUIDITY

The Company will make reasonable efforts to meet cash flow demands from ongoing operations however, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as bank borrowings on the line of credit, additional loans, and possibly investment capital by issuance of debenture notes and preferred stock. As of March 31, 2003 the Company had a working capital deficit of $469,355 compared to a deficit of $434,838 for the previous year ending June 30, 2002. The current ratio at March 31, 2003 was: .41:1 and .51:1 at June 30, 2002. This increase in the deficit in working capital can be attributed to a) cumulative impact of employee summer vacations (i.e. reduction in "invoiceable" hours results in corresponding reduced revenue to offset accumulating debt during this period); b) costs associated with preparation of major engineering design/services proposal that required the services of an outside consultant; and c) additional legal and auditing costs related to preparation of the FY 2002 annual audit and SEC Form 10-KSB (a result of consolidating the financials of the three companies involved in the March 2002 merger). The Company has had ongoing capital-intensive engineering projects and continues to search for new investment capital through private preferred stock and debenture bonds to fund the start up of alternative energy projects. The Company believes that, with the addition of new engineering services contracts and prospects for bringing on line new alternative energy projects, it will be able to meet obligations as they become due. The Company is also taking active measures to speed up the collection of its current accounts receivable, while no receivables appear to be uncollectible.

The Company has an available line of credit of $200,000 of which $198,704 was outstanding at March 31, 2003. The line of credit bears interest at the prime rate plus two percent and expires March 29, 2004. The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of March 31, 2003 the line of credit was in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The shareholder creditor loans to the company of $20,370 from Mr. Kenoyer and of $42,243 from Mr. Dustin accrue interest at an annual rate of 10 percent payable on demand.

In September 2002, the Company entered into an agreement with, a capital investment company that has encouraged outside investors to invest in the Company through the issuance of debenture notes. These notes are to be in $10,000 denomination and have certain conversion rights for common stock of the Company if the Company has not fulfilled the repayment obligation by November 2003. The funds derived from the debenture notes are to be used for repayment of some current obligations, but will mainly be used for the start-up of new capital intensive projects like that of ethanol manufacturing and possibly alternative energy source contracts. At the date of this filing there has been one issuance of a $10,000 debenture note.

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

Material Commitments for Capital Expenditures - The Company has no outstanding commitments at this time, though anticipates purchase of engineering design hardware and software, additional computers, and office furniture to expand its operations. The Company also intends to purchase a proprietary process design for ethanol production, and continues to study certain potential acquisitions of a hydroelectric development company. Negotiations regarding hydroelectric acquisitions have not been completed and, therefore, no commitments have been made at this point. Source of funding for office-related expenses will come from revenues generated by engineering services. The source of funding for proprietary design and potential acquisitions will be outside capital resources.

Seasonal Changes - The Company's operating revenue is generally not affected by seasonal changes.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

     (c) The Company filed one report on Form 8-K in the third quarter of 2003

                 1.  Exhibits

Exhibit                                                                              Incorporated by Reference from
  No.                             Description                                                  Registrant's
-------                           -----------                                        ------------------------------
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

\

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

       Election of Lynn Smith to the Board of Directors and Chairman of the
       Audit Committee                                                          Form 8-K September 13, 2002

       Letters of Notice to Cure a Default whereby a deed was not
       transferred for mineral rights purchased in the Iron Mask Mining         Form 8-K February 6, 2003
       Company merger

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         INTREPID TECHNOLOGY & RESOURCES, INC.
                                                      (Registrant)


Date:  May 14, 2003                      By: /s/ DR. DENNIS D. KEISER, Chief
                                             -----------------------------------
                                             Executive Officer & President
                                             -----------------------------------


Date:  May 14, 2003                      By: /s/ DR. JACOB D. DUSTIN, Vice
                                             -----------------------------------
                                             President, Secretary, and Treasurer
                                             -----------------------------------

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



Dated: May 13, 2003

/s/ DR. DENNIS D. KEISER


-----------------------------------------

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



Dated: May 13, 2003


/s/ DR. JACOB D. DUSTIN

---------------------------------------------

Jacob D. Dustin

Vice President, Secretary, and Treasurer

                               INDEX TO EXHIBITS


Exhibit                                                                              Incorporated by Reference from
  No.                             Description                                                  Registrant's
-------                           -----------                                        ------------------------------
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

