Form 10KSB/A
period 2002-06-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2003-06-13
CIK 1083742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

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

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 2002 Annual Meeting of Stockholders.
Part III

================================================================================

EXPLANATORY STATEMENT

The Registrant, Intrepid Technology & Resources, Inc., (the "Company"), received a letter from the Securities and Exchange Commission dated April 14, 2003. The Commission made comments and requested clarification of items in the Consolidated Financial Statements and Supplementary Data, Notes to the financial statements and to Item 6. Management Discussion and Analysis.

Based on these comments, the Company amended the financial statements, Results of Operations Part I Item 6 and the Notes 2, 3, 8, 9, and 11 and of Item 7 of its Form 10-KSB/A to include clarifications of those items in conjunction with a response letter filed with the Commission on June 13, 2003.

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
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR

Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                          TABLE OF CONTENTS AS AMENDED


                                     PART II

    Item       6.   Management's Discussion and Analysis..................................................         5

    Item       7.   Financial Statements and Supplementary Data...........................................         12

    Item       8.   Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure............................................................................         25

                                    PART III

                    Items 9, 10, 11, and 12 are incorporated by reference from the definitive proxy                25
                    statement.............................................................................

    Item      13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................         25


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

The Company has two operating segments, Engineering Services and Mining Investment. The following table summarizes the operating performance of each segment.

REPORTED IN $(000)
JUNE 30, 2002            Engineering         Mining
                          Services          Investment          Total
                         ------------      ------------      ------------
Revenue                  $        732      $         --      $        732
Direct costs                     (605)               --              (605)
Gross profit                      127                --               127
SG&A                             (207)           (1,357)           (1,564)
Write down of assets           (5,949)             (450)           (6,399)
Other                              (6)               --                (6)
Income taxes                      336                --               336
Net loss                       (5,699)           (1,807)           (7,506)

Total assets             $      1,365      $      3,278      $      4,643
                         ============      ============      ============


REPORTED IN $(000)
JUNE 30, 2001                            Engineering       Mining
                                          Services        Investment          Total
                                        ------------     ------------      ------------
Revenue                                 $         --     $         --      $         --
Direct costs                                      --               --                --
Gross profit                                      --               --                --
SG&A                                              --              (77)              (77)
Other                                             --               --                --
Income taxes                                      --               --                --
Net loss                                          --              (77)              (77)

Total assets                            $         --     $          2      $          2
                                        ============     ============      ============

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

WRITE DOWN OF INTANGIBLE ASSETS

The Company wrote down of intangible assets that totaled $6,398,788 for the year ended June 30, 2002 compared to $0 for the prior year. The write down of assets included $450,000 of mining rights that expired and $5,948,788 of in process research and development. The purchase price of $6,327,000 for Intrepid and Western was allocated to the following assets: $118,089 cash, $439,151 in accounts receivable and $0 of prepaid assets for a subtotal of $557,240 of current assets. Other assets consisted of gross property plant and equipment of $45,229,miscellaneous assets of 52,795, $447,554 of goodwill and in process research and development intangible asset of $5,948,788. These assets were offset by liabilities of approximately 801,606.

The Company wrote down in process research and development after the acquisition by $5,948,788 and left the remaining $526,848 of goodwill on the books as an intangible asset.

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

NET LOSS

The Company realized a net loss of $7,505,810 and $76,977 for the years ended June 30, 2002 and 2001 respectively. In 2002, the majority of the loss was attributed to $5,948,788 of in process research and development write down and heavy general and administrative costs, which totaled $1,564,500. The Company believes that with the majority of these costs now written down and absorbed losses, the future will provide a more positive opportunity to generate revenue, cash flow and be profitable.

COMPLIANCE WITH APPLICABLE LAWS AND REGULATIONS- The Company is in compliance with all current laws and regulations.

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

SEASONAL CHANGES

The Company's operating revenue is generally not affected by seasonal changes.

SENIOR MANAGEMENT

The board of directors approved a reorganization of the executive offices of the Company, the positions of Chief Operating Officer (COO) and Chief Financial Officer (CFO) have been eliminated and workloads redistributed among the other senior staff. Eric Steingruber, CFO, resigned and COO, C.Bentley Roth, resigned as an officer and director. Dr. Keiser has appointed Dr. Jacob D. Dustin, Vice President, and Secretary.

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





Scott Beggs & Company, Inc.
Kellogg, Idaho 83837


August 31, 2001

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                           JUNE 30,          June 30,
                                                                             2002              2001
                                                                         ------------      ------------
ASSETS
Current Assets:
   Cash                                                                  $     71,959      $         36
   Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                        289,078                --
   Other receivables                                                           99,863                --
                                                                         ------------      ------------
      Total current assets                                                    460,900                36

Equipment, net                                                                 45,861             2,400
Goodwill                                                                      526,848                --
Mining rights                                                               3,273,456                --
Deferred tax asset                                                            336,000

      Total Assets                                                       $  4,643,065      $      2,436
                                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $    133,932      $     47,878
   Accrued liabilities                                                        185,444             2,802
   Accounts payable - related party                                                --             8,856
   Deferred compensation                                                      326,776                --
   Line of credit                                                             199,779                --
   Long term debt - current portion                                            49,807            10,344
                                                                         ------------      ------------
      Total current liabilities                                               895,738            69,880

Long term debt                                                                 11,252             2,405
Commitments and contingencies
Shareholders' equity:
   Common stock, $.005 par value, 135,000,000 authorized, 83,543,609
      and 22,177,316 shares issued and outstanding, respectively              417,718           110,887
   Additional paid-in capital                                              11,983,943           942,140
   Notes receivable - shareholders                                            (36,900)               --

   Retained earnings (deficit)                                             (8,628,686)       (1,122,876)
                                                                         ------------      ------------
      Total shareholders' equity                                            3,736,075           (69,849)
                                                                         ------------      ------------

Total Liabilities and Shareholders' Equity                               $  4,643,065      $      2,436
                                                                         ============      ============

The accompanying notes are an integral part of these financial statements.

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                     For the Years Ended
                                                          June 30,
                                                     2002             2001
                                                 -----------      -----------
Revenue                                          $   732,437      $        --
Direct operating costs                               605,151               --
                                                 -----------      -----------

Gross profit                                         127,286               --
Write down of intangible assets                    6,398,788               --
                                                 -----------      -----------
Selling, general and administrative expenses       1,564,500           77,001
                                                 -----------      -----------

Income (loss) from operations                     (7,836,002)         (77,001)

Interest revenue                                           2               24
Interest expense                                      (5,810)              --


Net loss before income taxes                      (7,841,810)         (76,977)
Provision for income taxes (benefit)                (336,000)              --
                                                 -----------      -----------

Net loss                                         $(7,505,810)     $   (76,977)
                                                 ===========      ===========

Net loss to common shareholders                  $(7,505,810)     $   (76,977)
                                                 ===========      ===========

Basic earnings (loss) per share                  $      (.15)     $    (.0034)
                                                 ===========      ===========

Diluted earnings per share                       $        --      $        --
                                                 ===========      ===========

Dividends paid per common share                           --               --
                                                 ===========      ===========


The accompanying notes are an integral part of these financial statements

                           INTREPID TECHNOLOGY & RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                          ADDITIONAL                        RETAINED
                                            COMMON          PAID-IN          NOTE           EARNINGS
                                            STOCK           CAPITAL       RECEIVABLE        (DEFICIT)
                                          -----------     -----------     -----------      -----------
Balance, July 1, 2000                     $   110,887     $   942,140     $        --      $(1,045,899)
Net loss                                           --              --              --          (76,977)
                                          -----------     -----------     -----------      -----------

Balance, June 30, 2001                        110,887         942,140              --       (1,122,876)
Net loss                                           --              --              --       (7,505,810)
Common stock issued for services               77,495       1,297,683              --               --
Common stock issued for mining rights         104,336       3,619,120              --               --
Note receivable from shareholders                  --              --         (36,900)              --
Treasury stock                                     --              --              --               --
Common stock issued for acquisition           125,000       6,125,000              --               --
                                          -----------     -----------     -----------      -----------
Balance, June 30, 2002                    $   417,718     $11,983,943     $   (36,900)     $(8,628,686)
                                          ===========     ===========     ===========      ===========


The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                    FOR THE YEAR ENDED JUNE 30,
                                                                                       2002               2001
                                                                                   ------------      ------------
Cash flows from operating activities:

     Net loss                                                                      $ (7,505,810)     $    (76,977)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation                                                                         --               400
        Expenses in exchange for issuance of common stock                             1,404,368                --
       Write down of intangible assets                                                6,398,788                --
Changes in assets and liabilities:
        Accounts receivable, net                                                        (33,927)               --
        Prepaids and other assets                                                          (137)              751
        Deferred tax asset                                                             (336,000)               --
        Accounts payable                                                                (55,250)           55,843
        Accrued liabilities                                                             121,066                --
        Deferred compensation                                                            54,642                --
                                                                                   ------------      ------------

Net cash used by operating activities                                                    47,740           (19,983)

Cash flows from investing activities:
        Merger costs capitalized                                                        (22,394)               --
        Purchases of equipment                                                           (2,179)           (2,800)
                                                                                   ------------      ------------
Net cash used in investing activities                                                   (24,573)           (2,800)

Cash flows from financing activities:
        Common stock proceeds                                                                --             6,725
        Proceeds from borrowings                                                             --            12,748
        Cash from merger                                                                118,189                --
        Payments on notes payable                                                       (69,433)               --
                                                                                   ------------      ------------
Net cash provided by financing activities                                                48,756            19,473

Decrease in cash and cash equivalents                                                    71,923            (3,310)
Cash and cash equivalents at beginning of period                                             36             3,346
                                                                                   ------------      ------------
Cash and cash equivalents at end of period                                         $     71,959      $         36
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

Notes Receivable. As of June 30, 2002, the Company had non interest bearing notes receivable from employees totaling $36,900 for the purchase of the Company's common shares and is recorded in the equity section of the balance sheet. The notes are from employees:


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

NOTE 3. OPERATING SEGMENTS.

The Company operates with two segments, Engineering Services and Mining Investments. These segments have been determined by evaluating the Company's internal reporting structure and nature of services offered. Engineering Services provide project and task-oriented highly experienced professionally registered staff providing expertise across a broad range of engineering disciplines and covering all phases of project planning, design, management and execution. Included within the Engineering Services Division is an HVAC Testing and Balancing branch. The Engineering Services is involved in the development of alternative energy sources and related contracts. The Mining Investments include the development of mining properties.

Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table:


REPORTED IN $(000)
JUNE 30, 2002            Engineering        Mining
                          Services         Investments         Total
                         ------------      ------------      ------------
Revenue                  $        732      $         --      $        732
Direct costs                     (605)               --              (605)
Gross profit                      127                --               127
SG&A                             (207)           (1,357)           (1,564)
Write down of assets           (5,949)             (450)           (6,399)
Other                              (6)               --                (6)
Income taxes                      336                --               336
Net loss                       (5,699)           (1,807)           (7,506)

Total assets             $      1,365      $      3,278      $      4,643
                         ============      ============      ============


REPORTED IN $(000)
JUNE 30, 2001                      Engineering        Mining
                                    Services        Investments          Total
                                   ------------     ------------      ------------
Revenue                            $         --     $         --      $         --
Direct costs                                 --               --                --
Gross profit                                 --               --                --
SG&A                                         --              (77)              (77)
Other                                        --               --                --
Income taxes                                 --               --                --
Net loss                                     --              (77)              (77)

Total assets                       $         --     $          2      $          2
                                   ============     ============      ============

NOTE 4. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA.

The unaudited consolidated quarterly results of operations for 2001 and 2000 ($ in thousands, except per share amounts) were:

REPORTED IN $(000)            FIRST QUARTER            SECOND QUARTER            THIRD QUARTER              FOURTH QUARTER

                           2002         2001         2002         2001         2002         2001         2002           2001
                          -------      -------      -------      -------      -------      -------      -------      ---------
Revenue                        --           --           --           --           --           --          732             --

Net Income (loss)            (121)         (33)        (213)         (11)      (6,687)         (19)        (485)           (14)
                          -------      -------      -------      -------      -------      -------      -------      ---------

Basic earnings (loss)
per share                   (.005)       (.005)      (.0089)      (.0004)        (.13)       (.001)      (.0061)        (.0028)

Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. There is no dilutive potential on common shares outstanding for each period or for the sum of the quarters.




NOTE 5. EQUIPMENT.

Equipment consists of the following as of June 30, 2002:


Computers                         $     18,064
Testing equipment                       15,550
Furniture                               12,443
Vehicles                                16,621
                                  ------------
                                        62,678
Less accumulated depreciation          (16,817)
                                  ------------
                                  $     45,861
                                  ============

NOTE 6. LONG TERM DEBT.

A summary of long-term obligations at June 30, 2002 is as follows:

Note payable to various shareholders due on demand, interest at 10 percent       $     38,336
The notes are unsecured

Note payable to owners of Flo Rite, Inc., in monthly installments of $1,081, including interest at 9 percent, due May 31, 2004. The note is unsecured
                                                                                 $     22,723
         Less short term obligation                                                    49,807
                                                                                 ------------

                                                                                 $     11,252
Maturities on these obligations at December 31 are as follows:

        Year 2003                                                                $     49,807
        Year 2004                                                                      11,252
                                                                                 ------------
                                                                                 $     61,059
                                                                                 ============

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

Rent expense for year ended June 30, 2002 was:         $     17,916
                                                       ============


Rental expense for the lease terms are as follows:

2003                                                   $     59,664
2004                                                         59,664
2005                                                         54,692
                                                       ------------
2006                                                   $    174,020
                                                       ============




NOTE 8. INCOME TAXES.

The components of income tax expense at June 30, are:

REPORTED IN WHOLE $

                    2002             2001

Current
Federal      $        --      $        --
State                 --               --
             -----------      -----------
             $        --      $        --

Deferred
Federal      $  (285,000)     $        --
State            (51,000)              --
             -----------      -----------
             $  (336,000)     $        --
             -----------      -----------

Deferred tax assets and liabilities as of June 30, 2002 consist of:

                                    Assets         Liabilities          Total
 Net Operating Loss
      Carry forward              $    777,000      $         --     $    777,000
Valuation Allowance                  (441,000)               --         (441,000)
                                 ------------      ------------     ------------
 Deferred Tax Asset              $   (336,000)     $         --     $   (336,000)
                                 ------------      ------------     ------------

The following reconciles the federal and states tax provisions with the expected provisions by applying statutory rates to income before income taxes as of June 30:


REPORTED IN WHOLE $
                                                        2002              2001
Federal tax expense at statutory rate              $ (2,666,000)     $         --
Write down of in process research and
development intangible asset and mining rights
acquired with stock                                   2,176,000                --
Change in valuation allowance                           204,000                --
Other                                                   (50,000)               --
                                                   ------------      ------------
Income Tax                                         $   (336,000)     $         --
                                                   ------------      ------------

The Company has a deferred tax asset as allowed under SFAS 109. The deferred tax asset was established based on the prior performance of the engineering services before the acquisition and merger. The Company has a valuation allowance for the deferred tax asset due to realization of certain uncertainties. These uncertainties relate to future operating results. The net change to the valuation allowance for 2002 was $441,000. The net operating loss carry forward of approximately $1,600,000 at June 30, 2002, begins to expire in the year 2019. The amount of net operating loss carry forward expires $7,000 in 2019, $89,000 in 2020, $77,000 in 2021, and $1,504,000 in 2022.

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

Goodwill recognized on the acquisition of Intrepid Engineering Services and Western Technology Management Inc., was approximately $526,848, the amount in excess of the fair value of the assets received was recorded based on the share price and the number of shares issued. In process research and development was also recorded as a result of the acquisition. The amount of in process research and development was recorded at approximately $5,949,000. Management evaluated the fair value of the underlying assets and determined the in process research and development asset was impaired and wrote down the in process research and development intangible asset. This amount has been included in the write down of assets line item in the statement of operations.

Mineral rights valued at $3,273,456 were purchased in exchange for common stock of the Company. The fair value of the mineral rights was based on the net present value of anticipated cash flows from the project. The anticipated net cash flows was based on an appraisal performed by a certified engineering firm which relied on proven reserves as determined by various studies performed by private companies and government agencies. No amortization is currently expensed since extraction of the minerals has not started. Once extraction begins the rights will be amortized on the depletion method based on the estimated amount of ore reserves.

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

The purchase price of $6,327,000 for Intrepid and Western was allocated to the following assets: $118,089 cash, $439,151 in accounts receivable and $0 of prepaid assets for a subtotal of $557,240 of current assets. Other assets consisted of gross property plant and equipment of $45,229,miscellaneous assets of $52,795, $447,554 of goodwill and in process research and development intangible asset of $5,948,788. These assets were offset by liabilities of approximately $801,606.

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

NOTE 13. CONTINGENT LIABILITY AND OTHER MINERAL RIGHTS.

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

NOTE 14. NEW ACCOUNTING PRONOUNCEMENTS.

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

          2.  Financial statement schedules

                  Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

          3.  Exhibits

Exhibit
   No.                                  Description                              Incorporated by Reference from Registrant's
   ---                                  -----------                              -------------------------------------------

   3.1     Articles of Incorporation.                                            Form 10-KSB Registration March 22, 2000

   3.2     Bylaws.                                                               Form 10-KSB Registration March 22, 2000

   3.3     Amended Articles of Incorporation.                                    Form 10-KSB Registration March 22, 2000

   3.4     Amended Articles of Incorporation.                                    Form 10-KSB Registration March 22, 2000


   4.1     Specimen Stock Certificate.                                           Form 10-KSB Registration March 22, 2000

   10.1    Yellow Pines Resources Agreement.                                     Form 10-KSB Registration March 22, 2000

   10.2    American Diatomite Agreement.                                          Form 10-KSB Registration March 22, 2000

   10.3    American Diatomite Agreement.                                         Form 10-KSB October 20, 2000

   10.4    Agreement to Sell and Purchase Mineral Reserves, Real Property and
           Shares of Common Stock                                                Form 10-KSB October 15, 2001

   10.5    Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
           Property and Shares of Common Stock                                   Form 10-KSB October 15, 2001

   99.1    Certification of President & Chief Executive Officer

   99.2    Certification of Vice-President, Secretary & Treasurer

   99.3    Certification Pursuant To 18 U.S.C. SECTION 1350

   99.4    Certification Pursuant To 18 U.S.C. SECTION 1350

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

                               INTREPID TECHNOLOGY & RESOURCES, INC.
                                          (Registrant)


Date:  June 14, 2003           By:  /s/ Dr. Dennis D. Keiser, Chief Executive
                                    Officer & President
                                    -------------------------------------------

Date:  June 14, 2003           By:  /s/ Dr. Jacob D. Dustin, Vice President,
                                    Secretary, and Treasurer
                                    -------------------------------------------

CONSENT OF INDEPENDENT PUBLIC AUDITORS

As independent public accountants, we hereby consent to the inclusion of our reports on the financial statements of Intrepid Technology & Resources, Inc., dated September 28, 2002, included in this report on Form 10-KSB/A, as filed with the Securities and Exchange Commission.

Balukoff, Lindstrom & Co., P.A.



Boise, Idaho
June 13, 2003

CONSENT OF INDEPENDENT PUBLIC AUDITORS


As independent public accountants, we hereby consent to the inclusion of our reports on the financial statements of Intrepid Technology & Resources, Inc., dated August 31, 2001, included in this report on Form 10-KSB/A, as filed with the Securities and Exchange Commission.

Scott Beggs & Company, Inc
Kellogg, Idaho 83837
                                                                   June 14, 2003

EXHIBIT
NUMBER                                  DESCRIPTION                              INCORPORATED BY REFERENCE FROM REGISTRANT'S
-------                                 -----------                              -------------------------------------------

   3.1     Articles of Incorporation.                                            Form 10-KSB Registration March 22, 2000

   3.2     Bylaws.                                                               Form 10-KSB Registration March 22, 2000

   3.3     Amended Articles of Incorporation.                                    Form 10-KSB Registration March 22, 2000

   3.4     Amended Articles of Incorporation.                                    Form 10-KSB Registration March 22, 2000

   4.1     Specimen Stock Certificate.                                           Form 10-KSB Registration March 22, 2000

   10.1    Yellow Pines Resources Agreement.                                     Form 10-KSB Registration March 22, 2000

   10.2    American Diatomite Agreement.                                          Form 10-KSB Registration March 22, 2000

   10.3    American Diatomite Agreement.                                         Form 10-KSB October 20, 2000

   10.4    Agreement to Sell and Purchase Mineral Reserves, Real Property and
           Shares of Common Stock                                                Form 10-KSB October 15, 2001

   10.5    Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
           Property and Shares of Common Stock                                   Form 10-KSB October 15, 2001

   99.1    Certification of President & Chief Executive Officer

   99.2    Certification of Vice-President, Secretary & Treasurer

   99.3    Certification Pursuant To 18 U.S.C. SECTION 1350

   99.4    Certification Pursuant To 18 U.S.C. SECTION 1350