Form 10QSB/A
period 2002-09-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2003-06-13
CIK 1083742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  AMENDMENT #1

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


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ The number of shares of the Registrant's Common Stock, as of September 30, 2002: 90,138,887 shares outstanding of a total 135,000,000 authorized.

EXPLANATORY STATEMENT

The Registrant, Intrepid Technology & Resources, Inc., (the "Company"), received a letter from the Securities and Exchange Commission dated April 14, 2003. The Commission made comments and requested clarification of items in the Consolidated Financial Statements and Supplementary Data, Notes to the financial statements.

Based on these comments, the Company amended the financial statements, and Notes 3, and 9 of Part 1 Item 1 of its Form 10-QSB/A to include clarifications of those items in conjunction with a response letter filed with the Commission on June 13, 2003.

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
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR

Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                TABLE OF CONTENTS


                                  PART I - FINANCIAL INFORMATION

    Item       1.   Financial Statements
                    Balance Sheets..............................................    4
                    Statements of Operations....................................    5
                    Statements of Cash Flows....................................    6
                    Statement of Changes in Stockholders' Equity................    7
                    Notes to Unaudited Financial Statements.....................    8

    Item       2.   Management's Discussion and Analysis........................    13
                    Results of Operations.......................................    14
                    Overview....................................................    15
                    Discussion of Financial Results.............................    15
                    Financial Condition.........................................    15
                    Liquidity...................................................    15
                    Capital Requirements........................................    16

                                   PART II - OTHER INFORMATION

    Item       1.   Legal Proceedings...........................................    17
    Item       2.   Changes in Securities.......................................    17
    Item       3.   Defaults Upon Senior Securities.............................    17
    Item       4.   Submission of Matters to a Vote of Security Holders.........    17
    Item       5.   Other Information...........................................    17
    Item       6.   Exhibits and Reports on Form 8-K............................    17
                    Signature Page..............................................    19

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                         SEPTEMBER 30,      June 30,
                                                                             2002              2002
                                                                         -------------     ------------
ASSETS
Current Assets:
   Cash                                                                  $     45,124      $     71,959
   Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                        244,256           289,078
   Other receivables                                                          100,000            99,863
   Other current assets                                                         1,162                --
                                                                         ------------      ------------
      Total current assets                                                    390,542           460,900

Equipment, net                                                                 43,400            45,861
Goodwill                                                                      522,309           526,848
Mining rights                                                               3,273,456        3, 273,456
Deferred tax asset                                                            413,803           336,000

      Total Assets                                                       $  4,643,510      $  4,643,065
                                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $    176,240      $    133,932
   Accrued liabilities                                                        173,274           185,444
   Deferred compensation                                                      380,804           326,776
   Line of credit                                                             198,618           199,779
   Long term debt - current portion                                            11,730            49,807
                                                                         ------------      ------------
      Total current liabilities                                               940,666           895,738

Long term debt                                                                 44,746            11,252
Commitments and contingencies
Shareholders' equity:

   Common stock, $.005 par value, 135,000,000 authorized, 85,473,184
      and 89,543,609 shares issued and outstanding, respectively              423,732           417,718
   Additional paid-in capital                                              12,019,119        11,983,943
   Notes receivable - shareholders                                            (36,900)          (36,900)

   Retained earnings (deficit)                                             (8,747,853)       (8,628,686)
                                                                         ------------      ------------
      Total shareholders' equity                                            3,658,098         3,736,075
                                                                         ------------      ------------
Total Liabilities and Shareholders' Equity                               $  4,643,510      $  4,643,065
                                                                         ============      ============

The accompanying notes are an integral part of these financial statements.

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                   For the Quarter Ended
                                                       September 30,
                                                    2002            2001
                                                 ----------      ----------
Revenue                                          $  645,113      $       --
Direct operating costs                              573,264              --
                                                 ----------      ----------

Gross profit                                         71,849              --
Selling, general and administrative expenses        262,033         120,515
                                                 ----------      ----------

Income (loss) from operations                      (190,184)       (120,515)

Interest revenue                                         --               1
Interest expense                                     (6,787)             --


Net loss before income taxes                       (196,971)       (120,514)
Provision for income taxes (benefit)                (77,804)             --
                                                 ----------      ----------

Net loss                                         $ (119,167)     $ (120,514)
                                                 ==========      ==========

Net loss to common shareholders                  $ (119,167)     $ (120,514)
                                                 ==========      ==========

Basic earnings (loss) per share                  $   (.0013)     $    (.005)
                                                 ==========      ==========

Diluted earnings per share                       $       --      $       --
                                                 ==========      ==========

Dividends paid per common share                          --              --
                                                 ==========      ==========


The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                         For the Quarter Ended September 30,
                                                                             2002                   2001
                                                                         ------------           ------------
Cash flows from operating activities:

     Net loss                                                            $   (119,167)          $   (872,042)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                            2,461                 47,779
        Amortization                                                            4,539
        Expenses in exchange for issuance of common stock                      41,190                     --
        Loss on sale of land                                                       --                    453
Changes in assets and liabilities:
        Accounts receivable, net                                               44,822                     --
        Prepaids and other assets                                              (1,299)                    --
        Deferred tax asset                                                    (77,804)                    --
        Accounts payable                                                       42,308                181,859
        Accrued liabilities                                                   (13,331)                    --
        Deferred compensation                                                  54,028                     --
                                                                         ------------           ------------

Net cash used by operating activities                                         (22,253)              (641,951)

Cash flows from investing activities:
        Sale of land                                                               --                 73,397
        Purchases of property                                                      --               (153,409)
                                                                         ------------           ------------
Net cash used in investing activities                                              --                (80,012)

Cash flows from financing activities:
        Common stock proceeds                                                      --                711,231
        Proceeds from borrowings                                                   --                 46,103
        Loan repayments                                                            --                (33,355)
        Payments on notes payable                                              (4,582)                    --
                                                                         ------------           ------------
Net cash provided by financing activities                                       4,582                723,979
Decrease in cash and cash equivalents                                         (26,835)                 2,016
Cash and cash equivalents at beginning of period                               71,959                     --
                                                                         ------------           ------------
Cash and cash equivalents at end of period                               $     45,124           $      2,016
                                                                         ============           ============

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                                    $      6,787           $         --
Non cash investing and financing transactions

        Expenses in exchange for common stock                                  35,190                     --
        Payment of accrued expenses with common stock                           6,000                     --


The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                   ADDITIONAL                        RETAINED
                                      COMMON        PAID-IN           NOTE           EARNINGS
                                       STOCK        CAPITAL        RECEIVABLE        (DEFICIT)
                                     ---------     -----------     -----------      -----------
Balance, July 1, 2002                $ 417,718     $11,983,943     $   (36,900)     $(8,628,686)

Common stock issued for services         6,014          35,176              --               --
Net Loss                                    --              --              --         (119,167)
                                     ---------     -----------     -----------      -----------
Balance, June 30, 2002               $ 423,732     $12,019,119     $   (36,900)     $(8,747,853)
                                     =========     ===========     ===========      ===========


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

The Engineering Services Division is project and task-oriented and has a highly experienced, professionally registered staff providing expertise across a broad range of engineering disciplines and covering all phases of project planning, design, management and execution. The Operations Division is charged with alternative and renewable energy facility development and operations as well as the development and management of the Company's mineral assets.

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

                                                           (000's except per share amounts)
                                                             Quarters Ended September 30,
                                                             ----------------------------
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
                                                             ============    ============

NOTE 5. OPERATING SEGMENTS

The Company operates with two segments, Engineering Services and Mining Investments. These segments have been determined by evaluating the Company's internal reporting structure and nature of services offered. The Engineering Services Division provides project and task-oriented, highly experienced professionally registered staff providing expertise across a broad range of engineering disciplines and covering all phases of project planning, design, management and execution. The Mining Investments is charged with alternative and renewable energy facility development and operations as well as the development and management of the Company's mineral assets.

Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

REPORTED IN $(000)
SEPTEMBER 30, 2002                                                   Engineering       Mining
                                                                      Services      Investments        Total
                                                                    ------------    ------------    ------------
Revenue                                                             $        645    $         --    $        645

Direct costs
                                                                            (602)             --            (602)
Gross profit                                                                  43
                                                                                              --              43
SG&A                                                                        (262)
                                                                                              --            (262)
Write down of assets                                                          --              --              --
Other                                                                         (7)             --              (7)
Income taxes                                                                  78
                                                                                              --              78
Net loss                                                                    (148)
                                                                                              --            (148)

Total assets                                                        $      1,365    $      3,279    $      4,644
                                                                    ============    ============    ============

REPORTED IN $(000)
SEPTEMBER 30, 2001                                                   Engineering      Mining
                                                                      Services      Investments        Total
                                                                    ------------    ------------    ------------
Revenue                                                             $         --    $         --    $         --
Direct costs                                                                  --              --              --
Gross profit                                                                  --              --              --
SG&A                                                                          --             (77)            (77)
Other                                                                         --              --              --
Income taxes                                                                  --              --              --
Net loss
                                                                              --             (77)            (77)
Total assets                                                        $         --    $          2    $          2
                                                                    ============    ============    ============

NOTE 6. EQUIPMENT.

Equipment consists of the following as of September 30, 2002:

Computers                         $     18,064
Testing equipment                       15,550
Furniture                               12,443
Vehicles                                16,621
                                  ------------
         Subtotal                       62,678
Less accumulated depreciation          (19,278)
                                  ------------

         Total Equipment, net     $     43,400
                                  ============

NOTE 7. LINE OF CREDIT.

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

NOTE 8. OPERATING LEASES

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

NOTE 9. INTANGIBLE ASSETS

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

Goodwill and in process research and development intangible assets were recognized on the acquisition of Intrepid Engineering Services and Western Technology Management Inc., was approximately $6,368,000, the amount in excess of the fair value of the assets received was recorded based on the share price and the number of shares issued. Management evaluated the fair value of the underlying assets and determined the majority of the goodwill related to in process research and development and wrote down the goodwill by approximately $5,949,000. This amount has been included in the write down of assets line item in the statement of operations for the 4th quarter ending June 30, 2002.

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

NOTE 11. NEW ACCOUNTING PRONOUNCEMENTS

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

GROSS PROFIT

The Company had gross profit of $71,849 for the year quarter ended September 30, 2002, compared to $0 for the same period ended September 30, 2001.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company will make reasonable efforts to meet cash flow demands from ongoing operations however, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as bank borrowings on the line of credit, additional loans, and possibly investment capital by issuance of debenture notes and preferred stock. As of September 30, 2002, the Company had a working capital of deficit of $558,260 compared to a deficit of $434,838 for the previous year ending June 30, 2002. The current ratio at September 30, 2002 was: .42:1 and .51:1 at June 30, 2002. This rise in the deficit in working capital can be attributed to a) continued accumulation of deferred pay for 5 key employees; b) cumulative impact of employee summer vacations (i.e. reduction in "invoiceable" hours results in corresponding reduced revenue to offset accumulating debt during this period); c) costs associated with preparation of major engineering design/services proposal that required the services of an outside consultant; and d) additional legal and auditing costs related to preparation of the FY 2002 annual audit and SEC Form 10-K (a result of consolidating the financials of the three companies involved in the March 2002 merger). The Company has had ongoing capital-intensive engineering projects and continues to search for new investment capital through private preferred stock and debenture bonds to fund the start up of alternative energy projects. The Company believes that with new contracts, and prospects for bringing on line these alternative energy projects that its current efforts for borrowing it will be able to meet obligations as they become due. The Company is also taking active measures to speed up the collection of its current accounts receivable, while no receivables appear to be uncollectible.

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

   10.4     Agreement to Sell and Purchase Mineral Reserves, Real Property
            and Shares of Common Stock                                            Form 10-KSB October 15, 2001

   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                   Form 10-KSB October 15, 2001

   99.1     Certification pursuant to Sarbanes-Oxley Act by Chairman and Chief
            Executive Officer

   99.2     Certification pursuant to Sarbanes-Oxley Act by Vice-President,
            Secretary and Treasurer

   99.3     Certification Pursuant to 18 USC Section 1350

   99.4     Certification Pursuant to 18 USC Section 1350

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

                                       INTREPID TECHNOLOGY & RESOURCES, INC.
                                                  (Registrant)

Date:  June 13, 2003              By:  /s/ Dr. Dennis D. Keiser,
                                       Chief Executive Officer & President
                                       ----------------------------------------


Date:  June 13, 2003              By:  /s/ Dr. Jacob D. Dustin, Vice President,
                                       Secretary, and Treasurer
                                       ----------------------------------------

                                 EXHIBIT INDEX


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

   10.4     Agreement to Sell and Purchase Mineral Reserves, Real Property
            and Shares of Common Stock                                                 Form 10-KSB October 15, 2001

   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                        Form 10-KSB October 15, 2001

   99.1     Certification pursuant to Sarbanes-Oxley Act by Chairman and Chief
            Executive Officer

   99.2     Certification pursuant to Sarbanes-Oxley Act by Vice-President,
            Secretary and Treasurer

   99.3     Certification Pursuant to 18 USC Section 1350

   99.4     Certification Pursuant to 18 USC Section 1350

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