Form 10QSB/A
period 2002-12-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2003-06-13
CIK 1083742

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

Based on these comments, the Company amended the financial statements, and Notes 3, 10, and 11 of Part 1 Item 1 of its Form 10-QSB/A to include clarifications of those items in conjunction with a response letter filed with the Commission on June 13, 2003.

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
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR
Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item   1. Financial Statements
          Balance Sheets..................................................  4
          Statements of Operations........................................  5
          Statements of Cash Flows........................................  6
          Statement of Changes in Shareholders' Equity....................  7
          Notes to Unaudited Financial Statements.........................  8

Item   2. Management's Discussion and Analysis............................ 13
          Results of Operations........................................... 13
          Liquidity....................................................... 15

                           PART II - OTHER INFORMATION

Item   1. Legal Proceedings............................................... 17
Item   2. Changes in Securities........................................... 17
Item   3. Defaults Upon Senior Securities................................. 17
Item   4. Submission of Matters to a Vote of Security Holders............. 17
Item   5. Other Information............................................... 18
Item   6. Exhibits and Reports on Form 8-K................................ 18
          Signature Page.................................................. 19

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                           DECEMBER 31,          June 30,
                                                                               2002                2002
                                                                           ------------        ------------
                                                                            UNAUDITED             Audited
                                                                           ------------        ------------
ASSETS
Current Assets:
   Cash                                                                    $     33,722        $     71,959
   Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                          296,293             289,078
   Other receivables                                                            100,000              99,863
   Other current assets                                                           3,461                --
                                                                           ------------        ------------
      Total current assets                                                      433,476             460,900

Equipment, net                                                                   31,780              45,861
Goodwill                                                                        529,868             436,063
Mining rights                                                                 3,273,456           3,273,456
Deferred tax asset                                                              392,934             336,000

      Total Assets                                                         $  4,661,514        $  4,643,065
                                                                           ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $    235,438        $    133,932
   Accrued liabilities                                                          175,465             185,444
   Deferred compensation                                                        298,032             326,776
   Line of credit                                                               198,910             199,779
   Long term debt - current portion                                              25,403              49,807
                                                                           ------------        ------------

      Total current liabilities                                                 933,247             895,738

Long term debt                                                                     --                11,252
Commitments and contingencies
Shareholders' equity:
   Common stock, $.005 par value, 135,000,000 authorized, 96,740,210
      and 89,543,609 shares issued and outstanding, respectively                452,375             417,718
   Additional paid-in capital                                                12,051,097          11,983,943
   Notes receivable - shareholders                                              (36,900)            (36,900)

   Retained earnings (deficit)                                               (8,738,305)         (8,628,686)
                                                                           ------------        ------------
      Total shareholders' equity                                              3,728,267           3,736,075
                                                                           ------------        ------------

Total Liabilities and Shareholders' Equity                                 $  4,661,514        $  4,643,065
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
                                                 =============    =============    =============    =============


The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                      For the six months Ended December 31,
                                                                                               2002              2001
                                                                                           --------------    --------------
                                                                                             UNAUDITED          Unaudited
                                                                                           --------------    --------------
Cash flows from operating activities:
     Net income (loss)                                                                     $     (109,619)   $     (333,205)
     Adjustments to reconcile net loss to net cash provided by  (used by)
operating
     activities:
        Depreciation                                                                                4,399               343
        Amortization                                                                                9,079                --
        Loss on the sale of assets                                                                 11,036
        Expenses in exchange for issuance of common stock                                          76,810           353,512
Changes in assets and liabilities:
        Accounts receivable, net                                                                   (7,215)               --
        Prepaids and other assets                                                                  (3,598)               --
        Deferred tax asset                                                                        (56,934)               --
        Accounts payable                                                                          101,506           (20,590)
        Accrued liabilities                                                                        (9,979)               --
        Deferred compensation
                                                                                                  (28,744)               --
                                                                                           --------------    --------------

Net cash provided by (used by) operating activities                                               (13,259)               60

Cash flows from financing activities:
        Increase in merger costs                                                                  (27,994)               --
        Common stock proceeds                                                                      25,000                --
        Purchase of office equipment                                                               (3,600)               --
        Debenture sales                                                                            10,000                --
        Draw on line of credit                                                                       (869)               --
        Payments on notes payable                                                                 (27,514)               --
                                                                                           --------------
Net cash provided by financing activities                                                         (24,977)               --

Increase (decrease) in cash and cash equivalents                                                  (38,237)               60
Cash and cash equivalents at beginning of period                                                   71,959                36
                                                                                           --------------    --------------
Cash and cash equivalents at end of period                                                 $       33,722    $           96
                                                                                           ==============    ==============

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                                                      $       14,405    $           --
Non cash investing and financing transactions
         Garnet payable issued for mineral rights                                                      --           150,000
         Common stock issued for mineral rights                                                        --         3,723,456

        Common stock issued for services, prepaid assets and debt                                  76,840           303,722
repayments


The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED
                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                             ADDITIONAL                       RETAINED
                                              COMMON          PAID-IN          NOTE           EARNINGS
                                               STOCK          CAPITAL       RECEIVABLE        (DEFICIT)
                                           -------------   -------------   -------------    -------------
Balance, July 1, 2002                      $     417,718   $  11,983,943   $     (36,900)   $  (8,628,686)

Common stock issued for services                   6,014          35,176              --               --
Net Loss                                              --              --              --         (148,377)
                                           -------------   -------------   -------------    -------------

Balance, September 30, 2002                $     423,732   $  12,019,119   $     (36,900)   $  (8,777,063)

Common stock issued for services                  28,643          31,978              --               --
Net Income                                            --              --              --           38,758
                                           -------------   -------------   -------------    -------------
Balance, December 31, 2002                 $     452,375   $  12,051,097   $     (36,900)   $  (8,738,305)
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

                                                (000's except per share amounts)    (000's except per share amounts)
                                                 Three Months Ended December 31,     Six Months Ended December 31,
                                                --------------------------------    --==----------------------------
                                                     2002              2001              2002               2001
                                                --------------    --------------    --------------    --------------
Net income / (loss)                             $           38    $         (213)   $         (110)   $         (333)

Weighted average shares outstanding-
    Common shares                                   90,100,530        24,102,800        90,539,207        24,102,800

Basic earnings per share                        $       .00043    $       (.0089)   $       (.0012)   $       (.0139)
                                                ==============    ==============    ==============    ==============
Diluted earnings per share                      $           --    $           --    $           --    $           --
                                                ==============    ==============    ==============    ==============

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

        REPORTED IN $(000)
        DECEMBER 31, 2002                      Engineering            Mining
                                                 Services           Investments             Total
                                             ---------------      ---------------     ---------------
        Revenue                              $         1,163      $            --     $         1,163
        Direct costs                                    (981)                  --                (981)
        Gross profit                                     182                   --                 182
        SG&A                                            (334)                  --                (334)
        Write down of assets                              --                   --                  --
        Other                                            (14)                  --                 (14)
        Income taxes                                      57                   --                  57
        Net loss                                        (110)                  --                (110)

        Total assets                         $         1,383      $         3,279     $         4,662
                                             ===============      ===============     ===============

        REPORTED IN $(000)
        DECEMBER 31, 2001                     Engineering            Mining
                                                 Services          Investments             Total
                                             ---------------     ---------------      ---------------
        Revenue                              $            --     $            --      $            --
        Direct costs                                      --                  --                   --
        Gross profit                                      --                  --                   --
        SG&A                                              --                (333)                (333)
        Other                                             --                  --                   --
        Income taxes                                      --                  --                   --
        Net loss                                          --                (333)                (333)

        Total assets                         $            --     $         3,996      $         3,996
                                             ===============     ===============      ===============

NOTE 7. EQUIPMENT.

Equipment consists of the following as of December 31, 2002:

         Computers and software                        $    28,902
         Furniture                                          15,488
         Other Equipment                                     1,526
         Vehicles                                            3,000
                                                       -----------
                  Subtotal                                  48,916
         Less accumulated depreciation                     (17,136)
                                                       -----------
                  Total Equipment, net                 $    31,780
                                                       ===========

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

Rent expense for quarter ended December 31, 2002 was:                                   $ 18,305
                                                                                        ========


Rental expense for the lease terms are as follows:

              FY2003                                   $     61,329
              FY2004                                         64,171
              FY2005                                         67,012
                                                       ------------
              Total                                    $    192,512
                                                       ============

NOTE 10. INTANGIBLE ASSETS

Intangible assets include the following items: Goodwill recognized on acquisition of Flourite, Inc., by the Company of $15,895. This goodwill was initially amortized on a straight-line basis over a 15-year period. As required by Statement of Financial Accounting Standards 142 goodwill is no longer amortized as of January 1, 2002, but evaluated on an annual basis and written down if a significant impairment occurs. During the second quarter the Company returned all assets and associated debt back to the original owners of Flourite, Inc. in exchange for the forgiveness of the note to Flourite Inc. owners. As a result of the transaction the goodwill of $15,895 was written off.

NOTE 11. CONTINGENT LIABILITY AND OTHER MINERAL RIGHTS

The Company entered into an agreement for the purchase of other various mineral rights for the price of $3,273,456 to be paid by the issuance of 16,367,280 shares of common stock of the Company, with a deemed value of $ 0.20 per share, subject to adjustment. Per the agreement "If, within one (1) year after the execution of this agreement the publicly traded shares of Iron Mask are not trading at $ 0.20 or more per share the high price for the public sale of such shares on the anniversary date of the Agreement shall become the deemed value per share. Additional shares of the common stock of Iron Mask will be issued to the end that the total number of shares on the date of this Agreement, shall equal $ 3,273,456. As of December 31, 2002, the one-year date had not been extended.

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

In December 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No.148 Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. Statement 148 is effective for years ending after December 15, 2002 and for quarters beginning after December 15, 2002 and only affects future disclosures.

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

Seasonal Changes -The Company's operating revenue is generally not affected by seasonal changes.

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

The voting on such items was as follows:

Election of Directors

DIRECTOR'S NAME                            FOR                AGAINST         WITHHELD AUTHORITY
---------------                         ----------           ---------        ------------------
Dennis D. Keiser                        63,146,966           5,924,919             273,217
Jacob D. Dustin                         69,345,102                               5,651,702
Michael F. LaFleur                      69,345,102                               5,651,702
William R. Myers                        69,345,102                               5,651,702
D. Lynn Smith                           69,345,102                               5,651,702

More than 76.9% of all votes were in favor of the elected directors.

(2) The proposal to approve the 2003 Stock Option Plan:

            FOR                       AGAINST              WITHHELD AUTHORITY
            ---                       -------              ------------------
        49,320,079                  25,640,391                   36,344

(3) Ratify Appointment of Independent Auditors of Balukoff, Lindstrom & Co.,
P.A.

            FOR                       AGAINST              WITHHELD AUTHORITY
            ---                       -------              ------------------
        74,916,804                    50,000                     30,000

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements, Schedules and Exhibits

         (b)      Two exhibits are filed as part of this report.

         (c) The Company filed no reports on Form 8-K in the second quarter of 2003

                  1. Exhibits

 Exhibit                                                                            Incorporated by Reference from
   No.                              Description                                                 Registrant's
--------    -------------------------------------------------------------------   -------------------------------------
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



                                                           INTREPID TECHNOLOGY & RESOURCES, INC.
                                                                         (Registrant)


Date:  June 13, 2003                    By:  /s/ Dr. Dennis D. Keiser, Chief Executive Officer & President
                                             -----------------------------------------------------------------


Date:  June 13, 2003                    By:  /s/ Dr. Jacob D. Dustin, Vice President, Secretary, and Treasurer
                                             -----------------------------------------------------------------

                               INDEX TO EXHIBITS

 Exhibit                                                                            Incorporated by Reference from
   No.                              Description                                                 Registrant's
--------    -------------------------------------------------------------------   -------------------------------------
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