Form 10KSB
period 2003-06-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2003-09-25
CIK 1083742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR FISCAL YEAR ENDED JUNE 30, 2003
                        COMMISSION FILE NUMBER 000-30065

              INTREPID TECHNOLOGY & RESOURCES, INC., & SUBSIDIARIES

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenue for its most recent fiscal year ended June 30, 2003 was $2,463,795.

At September 18, 2003, Registrant had outstanding 97,930,584 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $598,099 based on the closing price of $.009 per share, and is reported on the Over the Counter Bulletin Board Trading System. For purposes of the foregoing calculation, all directors and executive officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or executive officers is an affiliate.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 2003 Annual Meeting of
Stockholders.                                                           Part III

================================================================================

--------------------------------------------------------------------------------


OFFICERS
Dr. Dennis D. Keiser, Chief Executive Officer & President

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer


DIRECTORS
Dr. Dennis D. Keiser, Chief Executive Officer & President
Chairman of the Board

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

Michael F. LaFleur, Board Member

William R. Myers, Board Member

D. Lynn Smith, Board Member


COMMON STOCK
Par value .005
135,000,000 authorized
97,130,584 issued and outstanding at June 30, 2003
97,930,584 issued and outstanding at September 26, 2003
Intrepid Technology & Resources, Inc.'s common stock trades on the Bulletin Board under the symbol IESV.


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
Fax: 208-664-3543
Email: columbia5183@cs.com


AUDITOR
Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                TABLE OF CONTENTS

                                                          PART I
    Item    1.   Business......................................................................................    1
    Item    2.   Properties....................................................................................    8
    Item    3.   Legal Proceedings.............................................................................   12
    Item    4.   Submission of Matters to a Vote of Security...................................................   13

                                                          PART II
    Item    5.   Market of Registrants Common Equity and Related Stockholders Matters..........................   13
    Item    6.   Management's Discussion and Analysis..........................................................   13
    Item    7.   Financial Statements and Supplementary Data...................................................   20
    Item    8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........   31

                                                          PART III
                 Items 9, 10, 11, and 12 are incorporated by reference from the definitive proxy statement.....   31
    Item   13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................   31
    Item   14.   Controls and Procedures.......................................................................   33
                 Signatures....................................................................................   33

                                     PART I

ITEM 1. BUSINESS

In January 2002, Iron Mask Mining Company signed a letter of intent to merge with Intrepid Engineering Services and Western Technology Management. In March of 2002, the agreements were concluded and the Company now operates as Intrepid Technology and Resources, Inc., and subsidiaries ("the Company"), an Idaho corporation.

The Company was a development stage company until March 25, 2002. Going forward the Company is an operating company specializing in engineering and alternative energy resources and development. While the Company's primary source of current revenue is the sale of engineering services to a variety of clients, it is posturing itself for a primary business purpose of developing, constructing, and operating a portfolio of projects in the Renewable and Alternative Energy sector, with a special emphasis on production of biofuels - particularly, biogas (methane), ethanol and, eventually, hydrogen. The Company's strategy is to provide the overall technical and integrated management for planning, coordinating, developing, operating and implementing such projects. The initial emphasis is on establishing several geographically dispersed complexes in the Southern Idaho region and then expanding to other locations within Idaho and the Western United States. The Company believes that it is well postured to handle such renewable and alternative resource projects, with its specific detailed plans, and the proper technical expertise including experienced licensed and registered engineers.

The realization of profits are dependent on successful bidding and completion of engineering and technology contracts; preparation, permitting and construction of biofuels production facilities; and production and marketing of biofuels. To support these objectives, the Company is organized into three Divisions: the Science and Technology Division, the Engineering Services Division, and the Biofuels Division.

SCIENCE AND TECHNOLOGY DIVISION

The Science and Technology Division, is a collection of nationally recognized experts in various Scientific and Engineering disciplines that have consulting arrangements with the Company to provide expert advice and service on an as-needed basis. Over 200 such experts have made arrangements to consult with the Company in a host of industries--Nuclear Science, Renewable Energy, Material Science, Construction Management, Soil Science, Crop Management, Process Engineering, and others. Individual staff members typically possess advanced academic credentials and extensive science or engineering work experience.

      Areas of Specialty Expertise

         o  Bio-Geo-Chemistry
         o  Bio-processing Systems
         o  Computer Security
         o  Deterministic & Stochastic Modeling
         o  Energy Biotechnology
         o  Hydraulics and Technology
         o  Information Technology
         o  Waste Engineering
         o  Toxicology and Environmental Chemistry
         o  Nondestructive Sensing and Assay
         o  Remote Handling Systems Engineering
         o  Sensor Physics
         o  Nuclear Reactor Physics & Metals Joining and Materials Engineering
         o  Radiation Dosimetry

ENGINEERING SERVICES DIVISION

The Engineering Services Division brings together a team of highly experienced, professionally registered engineers and construction management personnel to provide complete in-house "design-build-operate" capability. Besides support of internal Company projects and initiatives, the Division also services a diverse external customer base ranging from the federal government to private commercial and industrial clients. The Engineering Services Division has experienced a doubling of its "work-for-others" load each year for the past 3 years - a strong indication of customer satisfaction and recognition of the quality of services provided.

     Other Areas of Expertise

       o  Engineering (Mechanical, Civil, Chemical, Electrical, Environmental)
       o  Engineering Design
       o  Cost Estimating
       o  Construction Management
       o  Project Planning and Engineering
       o  Project and Program Management
       o  Scheduling (Primavera Subject Matter Expert)
       o  Specialized Engineering/Management Consulting
       o  Nuclear Criticality and Safety
       o  Ordinance and Explosives Services (Certified EOD Specialist)
       o  Decontamination and Decommissioning
       o  RCRA and CERCLA Closures

BIOFUELS DIVISION

The Biofuels Division is the largest focus area for future business expansion. This Division is responsible for the development of various biofuels (combustible fuels derived from biological materials such as agricultural crops [e.g. ethanol, methanol, biodiesel, hydrogen] and animal and food waste [methane]) projects that show profit potential. The Division's current primary focus is on development of integrated, "self-contained" biofuels/energy production complexes in which the energy required to support the industrial process is produced on site from renewable sources, thus stabilizing energy costs and greatly enhancing operating margins. Development activities include identifying opportunities, performing engineering and feasibility assessments, and providing the overall integrating and technical management for the siting, permitting, designing, building, and, if necessary, operating these complexes.

MINING AND MINERAL RESERVES

The Company has entered discussions, subject to shareholder approval, to divest its two main mining rights, which include development, mining and marketing rights to a large diatomaceous earth deposit in south central Idaho and precious metals properties in Montana in return for settlement of various obligations, the assignment of future royalties back to the Company, a note receivable, and the return of shares of the Company common stock to the Company treasury. It is anticipated that this agreement will be finalized during the second quarter of fiscal 2004. At this point in time, there does not appear to be any material impact on the financial position of the Company. However, if the agreement is consummated, , and the full value of the mineral rights $3,273,456 can not be realized in the divestiture, the result would materially impact the financial position by a loss on the sale or disposition of the asset, No estimate can be made at this time of the final result of the disposition but the Company does intend to divest of these two mining rights.

CUSTOMERS

At present, Company revenue is derived from "work-for-others" by the Engineering Services Division, with any profits being used to develop the Biofuels business line. In 2003, the Company managed several engineering services agreements with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, which constituted the majority of the Company's revenue. In 2002, the Company's primary customers were: INEEL, Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West, the Bureau of Land Management and the state of Idaho. INEEL and Fluor Federal Services, Inc., each provided more than ten percent of the total revenue recognized by the Company in 2002. In 2003, only INEEL provided more than ten percent of the total. In 2001, no single customer accounted for ten percent or more of the Company's revenue.

MARKETS

Renewable and Alternative Energy are those forms of energy that can be used as an alternative to fossil energy such as oil, natural gas and coal. Fossil energy is encumbered by significant environmental concerns and, as in the case of oil and natural gas, with energy security issues as well. Over 60% of the oil used by the United States comes from foreign countries, much of it from the troubled Middle East. Although natural gas is cleaner to burn than oil and coal, domestic supplies of natural gas are being quickly consumed causing prices to escalate and creating a significant problem for industrial plants that have energy intensive operations.

In the United States, companies and the government are evaluating a number of renewable and alternative energy forms as acceptable alternatives for fossil energy fuels. Foremost amongst these are: ethanol derived from biomass such as corn; biogas produced from animal, food, and industrial wastes; wind and solar energy; hydrogen produced from various hydrocarbon gases to power fuel cells, and nuclear energy to produce electric power. It is estimated by the U S Department of Energy that within 30-50 years, various renewable and alternative energy forms could replace over 50% of the current energy consumed in the country via fossil fuels.

The nation must make a huge commitment by way of public policy and human and financial resources in order to bring such a conversion about - and there is mounting evidence that this is beginning to happen.

The new Energy Bill currently being debated before the US Congress includes a section establishing Renewable Fuel Standards, which mandate that up to 5% of all energy consumed in the United States by 2012 be produced by Renewable Energy. Renewable Energy produces currently less than 1%. This bill also would require a significant increase in the amount of ethanol being blended with gasoline - from the current 2 billion gallons per year to 5 billion gallons - by the year 2012. Such ethanol blending reduces air emissions as well as helping to reduce oil imports. To help assure production capacity to meet this demand, the bill provides over a half billion dollars in grants to assist in the construction of additional ethanol production facilities.

The Agriculture Bill of 2001, for the first time, emphasizes development of Renewable and Alternative Energy as a means to stimulate rural economic development and promote environmental quality by enhancing the production and use of motor fuels from renewable sources. As with the Energy Bill, extensive tax incentives and financial subsidies are provided to stimulate development of renewable and alternative energy.

Many states have plans underway for stimulating rural development by taking advantage of these measures. Almost all states in the corn-belt region encourage the production of ethanol using tax incentives and other financial approaches. Wind energy farms, where appropriate, are being encouraged so farmers can receive payments for leasing their lands for installation of wind turbines. California recently mandated that, by 2024, twenty (20%) percent of all energy produced in the state must be from renewable and alternative sources. Several US automakers have developed and are selling "E-85" engines capable of running on gasoline blends as high as 85% ethanol in anticipation of near-term future demand.

While it is difficult at this time to accurately forecast just how large the Renewable and Alternative Energy business might become over the next 10-20 years, the indicators certainly point to a growing industry. Given the emphasis and impetus being provided by the federal government, it does not seem unreasonable to predict that several billions will be spent putting in place these forms of energy systems during this period of time. We estimate that in Idaho alone upwards of $1 billion will be spent constructing such energy systems within the next 10-15 years. This does not include the cost for the infrastructure systems to support these plants--gas lines, electrical systems, waste systems, grain storage building etc. The cost for putting in place these energy systems in the 12 Western States will be many times that of Idaho. It is the Company's intention to market the entire Western region after establishing operating systems in Idaho.

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

The Company believes that the principal competitive factors applicable to all areas of its business are:

o  Breadth of services offered
o  Customer service reputation
o  Dependability, technical proficiency and environmental integrity
o  Geography
o  Operational experience
o  Quality of working relations with federal and state governments
o  Price
o Knowledge of factors which both support and limit development of alternative/renewable energy projects in the State of Idaho, and ability to exert political influence
o Ability to partner with other appropriate entities to maximize each others' resources

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

          LOCATION                   FUNCTION                SIZE                  OWN/LEASE              UTILIZATION
          --------                   --------                ----                  ---------              -----------
Idaho Falls, Idaho             Corporate Office         5,500 sq. ft.                Lease                   100%

Mining and Exploration
----------------------

Garnett, Montana               Mineral Rights                N/A                      Own                 Asset Base
                               (proven gold
                               reserves)

Gooding County, Idaho          Diatomaceous Earth        6,400 acres                  Own                 Asset Base
                               Mining Rights

As mentioned in Item 1., Business, Mining and Mineral Reserves, the Company has entered discussions, subject to shareholder approval at the Annual Shareholder's Meeting, to divest of its mineral properties in return for settlement of various obligations, the assignment of future royalties back to the Company, a note receivable, and the return of shares of the Company's common stock to the Company's treasury. However, inasmuch as final shareholder approval will not be obtained until after the closing date of this filing, the following discussion is provided in accordance with Regulation S-B, Item 102(a), and Guide 7, for mining operations with mining rights and reserves. The registrant has also included in Item 6. Management Discussion, Analysis of Financial Condition and Results of Operations under the heading Mining Operations and the Company, a comprehensive discussion of risk factors, market conditions and ability to achieve profitability through these mining operations. This following discussion of Item 2., Property, should be read in conjunction with Item 6.

--------------------------------------------------------------------------------

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

The approach employed by Pegasus is suitable as a first approximation, early-indication-type of estimate, to determine whether enough gross grade and tonnage is present to merit further work, but is far too generalized for feasibility decisions. More sophisticated analytical techniques using computer models (below) can reveal ore grades and gross tonnages that differ significantly from first approximations. They can be substantially higher or lower, due to more selective designation of what is ore and what is waste, which can subsequently expand or contract mineable zones. Pegasus calculated 3.2 million tons of ore for the Dewey/Nancy Hanks ore body, running 0.040 ounces per ton (o.p.t.) and a ratio of about 2:1 of waste rock to ore (stripping ratio). Drill hole assays report very low silver values, and no estimate of silver is provided by Pegasus, and therefore not in the current valuation as well.

COMPUTER MINE MODELING RESULTS

The current valuation uses computer mine modeling, namely the commonly-used proprietary programs SURPAC and 3-D. SURPAC is used to generate a mine block model, in this case with user-defined mine blocks 100 square feet and fifty feet high. Modeling utilized sixty-two drill holes in the Dewey/Nancy Hanks area and seventeen in the Magone & Anderson, with an average spacing of 250 feet apart, providing sufficient basis for considering the results to be in the proven/probable range, and therefore sufficient for economic analysis. Entire mine blocks are categorized as either ore or waste and all blocks that average a gold content above a specified cutoff grade (0.018 o.p.t. for initial calculations) are defined as ore. The model employs geostatistical techniques based on drill hole data over the Dewey, Nancy Hanks, and contiguous claims, and the Magone & Anderson and San Jose claims, to determine ore grades of the blocks. It is a much more thorough method than polygons, and a larger area is covered. These data are then fed into the 3-D program (developed by Whittle Programs Pty, Ltd.) that incorporates mining costs and gold prices provided by the model's user, to determine pit configuration and mineable tons of ore and waste. At a gold price of $300/oz, computer modeling generates gold ore reserves of nearly seven million tons at an average grade of 0.086 o.p.t., and with less waste rock than ore resulting in a stripping ratio of about 0.64 to one. At an eighty percent recovery factor, this results in 455,875 recoverable ounces of gold. These are higher tonnages and higher grade than the manual calculations by Pegasus, due to the computer modeling capturing all possible reserves, covering a larger area, and a better stripping ratio benefiting from much of the Nancy Hanks area having had overburden already pushed aside, thus improving grade by reducing waste. Also, a small additional pit was identified.

Computer modeling using Pegasus drill hole data generated two mineable areas. The largest has a roughly oval pit outline measuring approximately 2,300 feet east west and 1,000 feet north south, and includes parts of the Dewey, Nancy Hanks, Midnight, Shamrock and International claims. The second is a circular pit approximately 400 feet in diameter straddling the boundary line between the Magone & Anderson and San Jose claims. This ore is included as being part of a logical mining unit but; the tonnage is reduced by one-half to reflect the fact that some of the ore has already been mined-out from underground. In any case, the tonnage and gold content have only a minor effect on the economics of the valuation.

Gold ore located on the Shamrock claim is included as part of the open pit resources and therefore included in the fair market value; as it would be physically and economically impossible to develop an open pit and not mine the Shamrock with its attendant costs and rock disposal, even if gold were not extracted. Underground mining in order to avoid the Shamrock is not economically feasible, and most likely impossible from a realistic engineering design standpoint.

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

THE CLOVER CREEK DIATOMACEOUS EARTH DEPOSITS

In May 2000, the Company entered into an agreement with American Diatomite, L.L.C., an Idaho limited liability company ("American") wherein the Company acquired the mining rights (with an option to purchase) to forty-two unpatented mining claims located in Gooding County, Idaho that contain diatomite.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings to the knowledge of management, nor are there any presently contemplated against the Company by any federal, state, or local government agency.

Further, to the knowledge of management, no director or executive officer is a party to any action in which interest is adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR INTREPID TECHNOLOGY & RESOURCES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Intrepid Technology & Resources, Inc., common stock is currently listed on the Bulletin Board System under the symbol IESV. As of June 30, 2003, there were approximately 1,264 record holders of common stock. The common stock began trading in the fourth quarter of 2001. The high for that quarter was $.26 and the low was $.03. The high and low closing sales prices by quarter for the last two fiscal years are shown below. No dividends were paid per common share for any quarter in the last two years:


                                 2003                            2002                     Dividends Per Share
                                 ----                            ----                     -------------------

PERIOD                   HIGH             LOW             High             Low            2003           2002
                         ----             ---             ----             ---            ----           ----
1st Quarter               .06            .018             .20              .06          $  --          $  --
2nd Quarter              .035            .005             .09              .04             --             --
3rd Quarter              .022            .009             .31             .045             --             --
4th Quarter              .015            .006             .26              .03             --             --

The Company has no options or warrants and the common stock is not convertible or exchangeable into other equity securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 3., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending June 30, 2003, included elsewhere in this Form 10-KSB.

2003 FINANCIAL RESULTS COMPARED TO 2002

The Company's 2003 operating revenue was $2,463,795 compared to $732,000 last year, with a gross profit of $465,488 compared to $127,000 last year. Revenue and direct costs increased in 2003 as a result of the Company having a full year of engineering contracts completed compared to only having completed engineering contracts in the fourth quarter of 2002 as a result of the merger occurring on March 25, 2002.

STRATEGY

The Company plans to increase sales and expand its engineering and scientific services base via new customer contracts. Revenue generated will be used to meet cash flow requirements, dissolve remaining accumulated merger costs, and any excess will be used to support and develop the Company's biofuels production initiatives.

In the area of biofuels, the Company intends to not just focus on providing traditional engineering services for individual renewable and alternative energy components or business elements, but to apply a holistic approach to developing biofuels projects. This means integrating several complementary, and contiguous, activities into a synergistic "complex", whereby the Company will provide the overall technical and integrating management for planning, coordinating, developing, operating and implementing such projects.

Studies have shown that individual "stand-alone" projects often operate on such narrow margins that even slight fluctuations in critical items such as feedstock or utility prices can have a magnified effect on returns. However, with careful selection and integration of technologies and various revenue generating activities, it is possible to dampen the effects of outside influences. The Company's focus involves the combining of dairy operations, grain processing and ethanol and biogas production at a single "closed-loop" complex. The objective is to ensure consistent and reliable feed supplies; a guaranteed local market for byproducts; and a ready, renewable, predictable source of process energy -- in short, providing a "hedge" against those variables that have such impact on operating margins.

The emphasis is on ownership of several geographically dispersed complexes in the Southern Idaho region. From there the Company intends to expand production and ownership to other locations within Idaho and the Western United States.

Pilot Project

The south-central region of Idaho known as the "Magic Valley" presents a unique opportunity for the Company to implement its vision of biofuels - specifically ethanol - production in the Western United States. A plant in this region is 1000 miles closer to the west coast fuel markets than the nearest mid-west ethanol facility, and would be located in the midst of several large diaries.

The fact that tremendous amounts of corn are already being railed in from the Midwest to meet the feed demands of the existing dairies makes the use of corn as a feedstock for the ethanol facility a natural fit. Because of the volume of corn required to feed this size of a facility, the Company will be able to purchase corn in unit train (100 car) lots, substantially lowering the per bushel cost. Besides helping to improve operating margins for the plant, this also provides additional opportunity to be competitive in the supply of rolled and flaked corn for direct sale from our complex to the area cattlemen.

A further economic advantage and benefit derives from the distillers grains produced in the ethanol plant. These grains are the residue left after the extraction of the starch from the corn kernel and are exceptionally high in protein - making them a very desirable feed source for dairy cattle. As with the raw corn, large quantities of distiller grains are currently being railed into Idaho every day and are being sold to the local dairymen for prices up to 50% higher than their mid-west points of origin. Sufficient dairy herds exist within 20 miles of the plant site to consume all of the distillers grains produced and at a much more attractive price to the dairy owners - while still maintaining a good profit margin.

A unique, and very significant element of this project involves the processing of the animal residue (manure) generated by the cows into natural gas (methane) through anaerobic digestion and then using this gas as the fuel to fire the boilers that provide process steam for the ethanol plant. This has huge and lasting economic benefit because it insulates the operation from fluctuating energy prices for both natural gas and electricity because those essential requirements are generated internally and onsite - making the entire process "energy independent". Next to corn, natural gas is the largest single operating cost for an ethanol plant. The digesters will also produce compost and liquid fertilizers, both of which have significant demand in Idaho and Utah.

The Magic Valley Energy Company, LLC, has been formed to be the legal entity under which the integrated operations will be managed. A one-third partner in the venture, the Magic Valley Energy Coalition, LLC, was sought to ensure the concerns and needs of the community were addressed throughout all phases of the project, minimizing the possibility of unforeseen resistance to progress.

Other Projects Under Consideration

The Company has explored several other potential sites in Southern Idaho that hold promise for application of the Magic Valley Model discussed above. These include two sites located in Southeastern Idaho that are convenient to existing cattle feeding and dairy operations and have easy access to heavy rail and other necessary support infrastructure. A third ideal site located on Native American lands is being discussed with tribal leaders with the intent of developing a complex that will produce stable revenue, jobs and provide a sustainable, renewable energy supply for tribal members. It also appears that the dairy industry in Magic Valley is sufficiently robust that a second complex could be located in the valley.

Cellulose-to-Ethanol Conversion

The feedstock of choice for ethanol production in the United States is currently corn, which is mostly grown in the Midwestern United States. If quotas for ethanol production are established, as is currently being considered by the US Congress, corn as a feedstock may lose its appeal because of competition as a food source and potential escalation in price for corn. An attractive alternative to corn might be cellulose, which is derived from materials such as wheat and barley straw, corn stover, or wood. Idaho is host to large amounts of wheat and barley straw and wood materials. The Company is currently working with a group of organizations to establish the economic viability of using such materials for producing ethanol and the potential of converting an existing small Idaho ethanol plant to a commercial scale cellulose-to-ethanol demonstration/test facility where various feedstocks and technologies can be explored and the economies determined. The Company's role will be to manage the overall project and to operate the demonstration plant. Involvement in this type of project would give the Company a leading position in the utilization of cellulose for economical production of ethanol for the future.

Hydrogen Production

Using hydrogen as a means of providing energy for transportation systems and production of electrical energy will become an important part of the future energy portfolio for this country. The Bush Administration is promoting the use of hydrogen fuel cells for powering transportation systems and there are bills before Congress to establish quotas for vehicles that will use these cells during the next decade. The question remains how to most effectively produce hydrogen in sufficient quantities to make it cost competitive. The Company is investigating the potential of using ethanol and or biogas, both of which are rich in hydrogen atoms as precursor fuels for fuel cell systems.

Mining

Given that mining and minerals are not compatible with Company goals, strengths or objectives, the Company has entered into discussions, subject to shareholder approval, to divest its two main mining rights, which include development, mining and marketing rights to a large diatomaceous earth deposit in south central Idaho and precious metals properties in Montana in return for settlement of various obligations, the assignment of future royalties back to the Company, a note receivable, and the return of shares of the Company common stock to the Company treasury. It is anticipated that this agreement will be finalized during the second quarter of fiscal 2004.

At the present time the Company does not anticipate paying dividends, cash or otherwise, on it's Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

RESULTS OF OPERATIONS

The Company generated engineering service revenue in 2003 and 2002, compared to only interest income in 2001. The success of the Company in increasing sales over the previous year provides reasonable assurance that the Company will be able to continue to increase its customer base and accomplish longer-term commitments for projects in both the engineering services and biofuels production areas.

The following table shows each element of the statement of operations as a percentage of revenue:

                                                 Year Ended                               Year Ended
                                               June 30, 2003                            June 30, 2002
                                     -----------------------------------      -----------------------------------
                                           Whole $             %                   Whole $             %
                                     -----------------------------------      -----------------------------------
Revenue                                   2,463,795                                732,437
Direct operating costs                    1,998,307          81.1%                 605,151           82.6%
                                          ---------                                -------

Gross profit                               465,488           18.9%                 127,286           17.4%
Write down of assets                          -               0.0%                6,398,788          873.6%
Selling, general and administrative        545,745           22.2%                1,564,500          213.6%
                                           -------                                ---------

Income from operations                     (80,257)          -3.3%               (7,836,002)        -1,070%
Interest income                               -               0.0%                    2               0.0%
Interest expense                           (32,905)          -1.3%                 (5,810)           -0.8%
                                           --------                                -------

Net loss before income taxes              (113,162)          -4.6%               (7,841,810)        -1070.6%

Income tax expense (benefit)               (49,543)          -2.0%                (336,000)          -45.9%
                                           --------                               ---------


Net loss                                   (63,619)          -2.6%               (7,505,810)        -1024.8%
                                           ========                              ===========


REVENUE

Revenue for 2003, increased to $2,463,795 compared to $732,437 for 2002. The Company's 2003, operating revenue increased as a result of the Company having a full year of engineering contracts completed compared to only having completed engineering contracts in the fourth quarter of 2002 as a result of the merger occurring in March 2002. This is a marked improvement upon which the Company intends to continue and further develop along with the alternative energy and resource work.

DIRECT OPERATING COSTS

For the year ending June 30, 2003, the Company had direct operating costs of $1,998,307 or 81.1% of revenue in support of the engineering services compared to $605,151 and 82.6% of revenue for the year ended June 30, 2002. This 230% increase in direct operating costs is the result of the Company having a full year of revenue as discussed above in the revenue section. The percentage of direct operating costs to revenue is relatively constant for each year.

GROSS PROFIT

Gross profit increased to $465,488 in fiscal year 2003 compared to $127,286 in fiscal year 2002. This 265% increase in gross profit is also a result of the full year of engineering contracts being completed.

GENERAL SELLING AND ADMINISTRATIVE EXPENSES

General selling and administrative expenses decreased 65% to $545,645 at June 30, 2003 compared to $1,564,500 at June 30, 2002. This large reduction of general selling and administrative expenses is the result of the Company having resolved and paid most of the large costs associated with the merger with Iron Mask Mining Company. The Company had been encumbered with a large amount of general selling and administrative expenses for settlement of the merger. These merger costs included attorney fees, consultant and accounting fees and certain surveys and assessments. The greater majority of these merger costs have now been paid and settled and the Company expects the future general selling and administrative expenses to be related to current business. In 2003, some of the contracted services were also paid in the Company's common stock, which thereby reduced the overall general selling and administrative expense.

INTEREST REVENUE

The Company had no interest revenue for the year ended June 30, 2003, compared to $2 for the same period ended June 30, 2002.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2003 increased 466% to $32,905 compared to $5,810 for the same period ending June 30, 2002. The interest expense was for interest paid on the line of credit and 10% interest accrued on notes payable to officers and directors of the Company. The total interest expense increased in 2003, as a result of higher debt balances owed to shareholders and officers and having paid the full years worth of interest expense.

WRITE DOWN OF ASSETS

As of March 25, 2002 goodwill, research and development recognized on the acquisition of Intrepid Engineering Services and Western Technology Management Inc., was approximately $6,399,000, the amount in excess of the fair value of the assets received was recorded based on the share price and the number of shares issued. Management evaluated the fair value of the underlying assets and determined the majority of the goodwill related to research and development and wrote down the research and development by approximately $5,944,000. This amount has been included in the write down of assets line item in the statement of operations for the 4th quarter ending June 30, 2002.

Mineral rights valued at $3,273,456 were purchased in exchange for common stock of the Company. No amortization is currently expensed since extraction of the minerals has not started. The mineral rights have a proven gold reserve. Once extraction begins the rights will be amortized on the depletion method based on the estimated amount of ore reserves.

INCOME TAXES

The effective tax rate equals or is close to statutory tax rate as a result of the fact that NOL carry forwards amount of losses are not deductible and the change valuation allowance taken against the deferred tax asset. The net operating loss carry forward of approximately $1,800,000 at June 30, 2003, begins to expire in the year 2019. The provision decreased as the prior year was the first year the tax benefit was recorded and the allowance for deferred taxes was decreased. In the current year the provision amount relates to current operations. The amount of net operating loss carry forward expires $66,000 in 2008, $21,000 in 2018, $7,000 in 2019, $89,000 in 2020, $77,000 in 2021 and
$1,371,000 in 2022 and $169,000 in 2023.

NET LOSS

At June 30, 2003 the Company realized a net loss of $63,619 compared to $7,505,810 for the year ended June 30, 2002. The majority of this improved profitability was a result of improved operations for 2003. The 2002 loss was mainly attributed to $5,948,788 of write down of research and development combined with the general and administrative costs, which totaled $1,564,500. While losses continued into the first quarter 2003, the $55,000 in profits generated in the following three quarters effectively reduced the overall loss for the year from $119,000 to $63,619. The Company believes that with the majority of these costs now written down and absorbed losses, the future will provide a more positive opportunity to generate revenue, cash flow and profitability.

OTHER INFORMATION

CUSTOMERS

In 2003, the Company managed several engineering services agreements with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, which constituted the majority of the Company's revenue. In 2002, the Company's primary customers were: INEEL, Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West, the Bureau of Land Management and the state of Idaho. INEEL and Fluor Federal Services, Inc., each provided more than ten percent of the total revenue recognized by the Company in 2002 and INEEL provided more than ten percent of the total revenue in 2003.

COMPLIANCE WITH APPLICABLE LAWS AND REGULATIONS - The Company is in compliance with all current laws and regulations.

CHANGES IN LAWS AND REGULATIONS - None Applicable

EXPOSURE TO LITIGATION - None

NEW TECHNOLOGIES - None

ACCESS TO CAPITAL - The Company will make reasonable efforts to meet cash flow demands from ongoing operations however, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as bank borrowings on the line of credit, additional loans, and possibly investment capital by issuance of debenture notes or preferred stock

LOSS OF MAJOR CONTRACTS - None

NEW BUSINESS - The Magic Valley Energy Company, LLC, has been formed to be the legal entity under which the development of the Magic Valley Ethanol/Methane Biogas Production Complex integrated operations will be managed. A one-third partner in the venture, the Magic Valley Energy Coalition, LLC, was sought to ensure the concerns and needs of the community were addressed throughout all phases of the project, minimizing the possibility of unforeseen resistance to progress.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES - The Company has no outstanding commitments at this time, though anticipates purchase of engineering design hardware and software, additional computers, and office furniture to expand its operations. The Company also anticipates significant capital outlays related to the Magic Valley ethanol/methane project once investor support has been secured. Funding for office-related expenses will come from ongoing operations generated by engineering services, whereas the source of funding for the Magic Valley project will be outside capital resources.

CAPITAL RESOURCES AND LIQUIDITY

The Company will make reasonable efforts to meet cash flow demands from ongoing operations; however, it believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as bank borrowings on the line of credit, additional loans, and possibly investment capital by issuance of debenture notes and preferred stock. As of June 30, 2003, the Company had a working capital of deficit of $438,279 compared to a deficit of $434,838 for the previous year ending June 30, 2002. The current ratio at June 30, 2003 was .51:1 and also .51:1 at June 30, 2002. The Company believes that with new contracts and its current efforts for borrowing that it will be able to meet obligations as they become due. The Company is also taking active measures to speed up the collection of its current accounts receivable, while no receivables appear to be uncollectible.


The Company has available for borrowing a line of credit of $200,000 as of June 30, 2003 and of which $199,779 was outstanding at June 30, 2003. The line of credit bears interest at the prime rate plus two percent. The Company is currently in the process of converting this line of credit to a term loan with the same interest rate (prime plus two percent) and which will expire March 15, 2004. The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of June 30, 2003, the line of credit was in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: The loans from Mr. Kenoyer of $21,222 and Mr. Dustin of $42,488 accrue interest at an annual rate of 10 percent payable on demand.

In September 2002, the Company entered into an agreement with a capital investment company that has encouraged outside investors to invest in the Company through the issuance of debenture notes. These notes are to be in $10,000 denomination and have certain conversion rights for common stock of the Company if the Company has not fulfilled the repayment obligation by November 2003. The funds derived from the debenture notes are to be used for repayment of some current obligations, but will mainly be used for the start-up of new capital intensive projects like that of biogas production. At the date of this filing there has been one issuance of the debenture note.

SEASONAL CHANGES

The Company's operating revenue is generally not affected by seasonal changes.

SENIOR MANAGEMENT

The Board of Directors and Officers of the Company as presently constituted were duly elected by the shareholders during the 2003 Annual Shareholder Meeting held December 6, 2002, and no further changes were made during the year.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Intrepid Technologies & Resources, Inc. and Subsidiaries
Idaho Falls, Idaho

We have audited the accompanying balance sheets of Intrepid Technologies & Resources, Inc. and Subsidiaries, as of June 30, 2003 and 2002, and the related statements of operations, cash flows, and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intrepid Technologies & Resources, Inc. and Subsidiaries, as of June 30, 2003and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


Balukoff Lindstrom & Co., P.A.,
Boise, Idaho
August 16, 2003

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                             JUNE 30,            June 30,
                                                                               2003                2002
                                                                           ------------        ------------
ASSETS
Current Assets:
   Cash                                                                    $     27,175        $     71,959
   Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                          412,058             289,078
   Investments                                                                    5,000                  --
   Other assets                                                                   3,986              99,863
                                                                           ------------        ------------
      Total current assets                                                      448,219             460,900

Equipment, net                                                                   37,177              45,861
Goodwill                                                                        538,947             526,848
Mining rights                                                                 3,273,456           3,273,456
Deferred tax asset                                                              385,543             336,000
                                                                           ------------        ------------
      Total Assets                                                         $  4,683,342        $  4,643,065
                                                                           ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $    245,596        $    133,932
   Accrued liabilities                                                          163,091             185,444
   Deferred compensation                                                        193,232             326,776
   Line of credit                                                               199,779             199,779
   Long term debt - current portion                                              84,800              49,807
                                                                           ------------        ------------
      Total current liabilities                                                 886,498             895,738

Long term debt                                                                       --              11,252
                                                                           ------------        ------------
         Total liabilities                                                      886,498             906,990
Commitments and contingencies
Shareholders' equity:
   Common stock, $.005 par value, 135,000,000 authorized, 97,130,584
      and 83,543,609 shares issued and outstanding, respectively                455,653             417,718
   Additional paid-in capital                                                12,070,390          11,983,943
   Notes receivable - shareholders                                              (36,900)            (36,900)
   Retained earnings (deficit)                                               (8,692,305)         (8,628,686)
                                                                           ------------        ------------
      Total shareholders' equity                                              3,796,844           3,736,075
                                                                           ------------        ------------
Total Liabilities and Shareholders' Equity                                 $  4,683,342        $  4,643,065
                                                                           ============        ============

The accompanying notes are an integral part of these financial statements.

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                        For the Years Ended
                                                              June 30,
                                                   ------------------------------
                                                      2003               2002
                                                   -----------        -----------
Revenue                                            $ 2,463,795        $   732,437
Direct operating costs                               1,998,307            605,151
                                                   -----------        -----------

Gross profit                                           465,488            127,286
Write down on assets                                        --          6,398,788
Selling, general and administrative expenses           545,745          1,564,500
                                                   -----------        -----------

Income (loss) from operations                          (80,257)        (7,836,002)

Interest revenue                                            --                  2
Interest expense                                       (32,905)            (5,810)
                                                   -----------        -----------

Net loss before income taxes                          (113,162)        (7,841,810)
Provision for income taxes (benefit)                   (49,543)          (336,000)
                                                   -----------        -----------

Net loss                                           $   (63,619)       $(7,505,810)
                                                   ===========        ===========

Net loss to common shareholders                    $   (63,619)       $(7,505,810)
                                                   ===========        ===========

Basic earnings (loss) per share                    $    (.0007)       $      (.15)
                                                   ===========        ===========

Diluted earnings per share                         $        --        $        --
                                                   ===========        ===========


Dividends paid per common share                             --                 --
                                                   ===========        ===========

The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                               ADDITIONAL                            RETAINED
                                                                 PAID-IN            NOTE             EARNINGS
                                            COMMON STOCK         CAPITAL         RECEIVABLE          (DEFICIT)
                                            ------------       -----------       -----------        -----------
Balance, June 30, 2001                      $   110,887        $   942,140       $        --        $(1,122,876)
                                            ===========        ===========       ===========        ===========

Net loss                                             --                 --                --         (7,505,810)
Common stock issued for services                107,495          1,297,683                --                 --
Common stock issued for mining rights           104,336          3,619,120                --                 --
Note receivable from shareholders                    --                 --           (36,900)                --
Treasury stock                                  (30,000)                --                --                 --
Common stock issued for acquisition             125,000          6,125,000                --                 --
                                            -----------        -----------       -----------        -----------
Balance, June 30, 2002                      $   417,718        $11,983,943       $   (36,900)       $(8,628,686)
                                            ===========        ===========       ===========        ===========

Net loss                                                                                                (63,619)
Common stock issued                              37,935             86,447                --                 --
Balance, June 30, 2003                      $   455,653        $12,070,390       $   (36,900)       $(8,692,305)
                                            ===========        ===========       ===========        ===========

The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                      FOR THE YEAR ENDED JUNE 30,
                                                                                     ------------------------------
                                                                                        2003               2002
                                                                                     -----------        -----------
Cash flows from operating activities:
     Net loss                                                                        $   (63,619)       $(7,505,810)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation                                                                        9140                 --
        Gain on disposal of assets                                                         9,441
        Expenses in exchange for issuance of common stock                                 89,385          1,404,368
        Write down of assets                                                                  --          6,398,788
Changes in assets and liabilities:
        Accounts receivable, net                                                        (122,980)           (33,927)
        Prepaids and other assets                                                         95,877               (137)
        Deferred tax asset                                                               (49,543)          (324,000)
        Accounts payable                                                                 111,664            (55,250)
        Accrued liabilities                                                              (22,353)           121,066
        Deferred compensation                                                           (133,543)            54,642
                                                                                     -----------        -----------

Net cash provided (used) by operating activities                                         (95,413)            47,740

Cash flows from investing activities:
        Merger costs capitalized to goodwill                                             (12,099)           (22,394)
        Purchase of investments                                                           (5,000)                --
        Purchases of equipment                                                           (13,738)            (2,179)
                                                                                     -----------        -----------
Net cash used in investing activities                                                    (30,837)           (24,573)

Cash flows from financing activities:
        Common stock proceeds                                                             35,000                 --
        Debenture sales                                                                   10,150                 --
        Proceeds from note payable                                                        89,667                 --
        Payments on notes payable                                                        (43,201)           (69,433)
        Cash from merger                                                                      --            118,189
                                                                                     -----------        -----------
Net cash provided by financing activities                                                 81,446             48,756

Decrease in cash and cash equivalents                                                    (44,784)            71,923
Cash and cash equivalents at beginning of period                                          71,959                 36
                                                                                     -----------        -----------
Cash and cash equivalents at end of period                                           $    27,175        $    71,959
                                                                                     ===========        ===========

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest paid                                                                $    30,916        $     5,810
Non cash investing and financing transactions
        Purchase of mining rights with common stock                                           --          3,273,456
        Expenses in exchange for common stock                                             89,385          1,404,368
        Acquisition of Intrepid Engineering Services, Inc., and Western
        Technology and Management, Inc., in exchange for common stock                         --          6,131,811

The accompanying notes are an integral part of these financial statements.

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. DESCRIPTION OF BUSINESS.

Intrepid Technology & Resources, Inc., ("The Company"), (an Idaho Corporation) is a biofuels renewable and alternative energy development and operating company with strengths in engineering and technology. While the Company's primary source of current revenue is the sale of engineering services to a variety of clients, it is posturing itself for a primary business purpose of developing, constructing, and operating a portfolio of projects in the Renewable and Alternative Energy sector, with a special emphasis on production of biofuels - particularly, biogas (methane), ethanol and, eventually, hydrogen. The Company's strategy is to provide the overall technical and integration management for planning, coordinating, developing, operating and implementing such projects. The Company's initial emphasis is on establishing several geographically dispersed complexes in the Southern Idaho region and then expanding to other locations within Idaho and the Western United States. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of those customers. It maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit losses, when realized, have been within the range of the Company's expectations and, historically, have not been significant.

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

Accounts Receivable.Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performances and projections of trends. The Company has not recorded an allowance as of June 30, 2003 and 2002.

Notes Payable. The Company has various notes payable to individuals and officers. The Company has exchanged a portion of the notes for issuance of the Company's common stock. The Company has incurred additional expenses with outside consultants and has paid a portion of those obligations with the issuance of common stock under the rules provided for S-8 issuances.

Revenue Recognition. The Company's revenue is derived mainly from contracts for its engineering consulting and other services. Revenue from these contracts is recognized as services are performed. The Company has recorded revenue for work performed but not billed as of June 30, 2003.

Equipment. Property and equipment are recorded at cost and depreciated on straight-line and declining balance methods over estimated useful lives.. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted.

Income Per Share. Basic earnings per share are computed on net income and the weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.


                                           (000's except per share amounts)
                                                  Year Ended June 30,
                                           --------------------------------
                                             2003                    2002
                                           --------                --------
Net loss                                   $    (63)               $ (7,506)

Weighted average shares outstanding-
    Common shares                            87,939                  48,785
                                           --------                --------
Basic earnings per share                   $ (.0007)               $   (.15)
                                           ========                ========
Diluted earnings per share                 $     --                $     --
                                           ========                ========


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

Major Customers. In 2002, the Company's primary customers were Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West , the US Department of Agriculture, Bureau of Land Management and the state of Idaho. INEEL provided more than ten percent of the total revenue recognized by the Company in 2003. In 2002, INEEL and Fluor Federal Services accounted for ten percent or more of the Company's revenue.

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

Commitments. The Company has various commitments for notes payable to shareholders and officers of the Company, and a banking line of credit with US Bank, all of which the Company believes it has properly accounted for or has made proper accruals to meet these obligations in the future.

Notes Receivable. As of June 30, 2003, the Company has non interest bearing notes receivable from employees totaling $36,900 for the purchase of the Company's common shares and is recorded in the equity section of the balance sheet. The notes are from employees:

     Gary Mecham       $6,900                    Don Dustin       $6,900
     David Roth        $6,900                    Shaun Dustin     $6,900
     Scott Francis     $6,900                    Lynn Higgins     $2,400

Going Concern Contingency. The Company incurred a loss of $63,619 for the year ended June 30, 2003 and a significant loss for the year ended June 30, 2002 due primarily to the write down of research and development costs and extensive general and administration costs as a result of the merger activities. The Company's ability to continue as a going concern is dependent on ongoing operations, obtaining additional financing and development or sale of the existing mining rights. Management has obtained additional engineering contracts, is in the process of obtaining additional financing and is attempting to either sell or develop the mining rights.

NOTE 3. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA.

The unaudited consolidated quarterly results of operations for 2003 and 2002 ($ in thousands, except per share amounts) were:

  REPORTED IN $(000)            FIRST QUARTER              SECOND QUARTER              THIRD QUARTER             FOURTH QUARTER
                            ----------------------      ---------------------      ---------------------      ---------------------
                              2003          2002          2003         2002          2003         2002          2003         2002
                            --------      --------      --------     --------      --------     --------      --------     --------
  Revenue                        645            --           517           --           585           --           717          732
  Net Income (loss)             (119)         (121)           39         (213)           13       (6,687)            3         (485)
                            --------      --------      --------     --------      --------     --------      --------     --------
  Basic earnings (loss)
  per share                   (.0013)        (.005)       .00043       (.0089)     $ .00015         (.13)     $ .00002       (.0001)


Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. There is no dilutive potential on common shares outstanding for each period or for the sum of the quarters.

NOTE 4. EQUIPMENT.

Equipment consists of the following as of June 30, 2003:

     Computers                         $ 40,566
     Furniture                           15,488
     Vehicles                             3,000
                                       --------
                                         59,054
     Less accumulated depreciation      (21,877)
                                       --------
                                       $ 37,177
                                       ========


NOTE 5. LONG TERM DEBT.

A summary of long-term obligations at June 30, 2003 is as follows:

Debenture , due November 1, 2003, 7% interest rate plus 1% bonus interest paid at issuance, of company common stock, convertible at the company's option to
 common stock upon meeting criteria of paragraph 4.8 of the debenture agreement.        $10,150

Note payable to various shareholders due on demand, interest at 10 percent.             $63,710
The notes are unsecured.

Notes payable to St. Paul Insurance, 6% interest due monthly with final
payment due June 15, 2004.                                                              $ 5,093

Not payable due Reggie Hall 6% interest,
currently due in full.                                                                  $ 5,847
                                                                                        -------
                                                                                        $84,800
                                                                                        =======


Revolving Line of Credit

The Company has a line of credit of $200,000 as of June 30, 2003 of which $199,779 was outstanding at June 30, 2003. The line of credit bears interest at the prime rate plus two percent and expires March 29, 2004. The Company is in the process of converting this line of credit to a term loan at the same interest rate of prime plus two percent and an expiration date of March 15, 2004. The credit is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees of the line of credit: Dennis Keiser (President), Jacob Dustin (Vice President), Donald Kenoyer, S. Scott Francis, and Gary Mecham. As of June 30, 2003 the line of credit was in good standing.

Shareholder Notes

The following shareholders who are also officers, employees or directors have personally lent money to the Company. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the Company: The loans from Mr. Kenoyer of $21,222 and Mr. Dustin of $42,488 accrue interest at an annual rate of 10 percent payable on demand.

NOTE 6. OPERATING LEASES.

The Company leases space in Idaho Falls, Idaho. The Idaho Falls lease is at a monthly rate of $5,686, and lease term runs through May 31, 2006.


Rent expense for year ended June 30, 2003 was:                          $ 70,803
                                                                        ========


Rental expense for the lease terms are as follows:

        2004                                                            $ 64,170
        2005                                                              67,012
        2006                                                              28,415
                                                                        --------
                                                                Total:  $159,597
                                                                        ========


NOTE 7. INCOME TAXES.

The components of income tax expense at June 30, are:

        REPORTED IN WHOLE $
                                            2003           2002
                                          ---------      ---------
         Current
         Federal                          $      --      $      --
         State                                   --             --
                                          ---------      ---------
                                          $      --      $      --

         Deferred
         Federal                          $ (42,111)     $(285,000)
         State                            $  (7,432)       (51,000)
                                          ---------      ---------
                                          $ (49,543)     $(336,000)
                                          ---------      ---------


Deferred tax assets and liabilities as of June 30, 2003 consist of:

                                       Assets       Liabilities       Total
                                      ---------     -----------     ---------
         Net Operating Loss
                    Carry forward     $ 826,543      $      --      $ 826,543

              Valuation Allowance      (441,000)            --       (441,000)
                                      ---------      ---------      ---------
                                      $(385,543)     $      --      $(385,543)
                                      ---------      ---------      ---------

Deferred tax assets and liabilities as of June 30, 2002 consist of:

                                       Assets       Liabilities       Total
                                      ---------     -----------     ---------
         Net Operating Loss
                    Carry forward     $ 777,000      $      --      $ 777,000

              Valuation Allowance      (441,000)            --       (441,000)
                                      ---------      ---------      ---------
                                      $(336,000)     $      --      $(336,000)
                                      ---------      ---------      ---------

The following reconciles the federal and states tax provisions with the expected provisions by applying statutory rates to income before income taxes as of June 30:

         REPORTED IN WHOLE $
                                                         2003             2002
                                                      -----------      -----------
         Federal tax expense at statutory rate        $   (38,475)     $(2,666,000)
         Write down of goodwill and mining rights
         acquired with stock                                   --        2,176,000
         Change in valuation allowance                         --          204,000
         Other                                            (11,068)         (50,000)
                                                      -----------      -----------
         Income Tax                                   $   (49,543)     $  (336,000)
                                                      ===========      ===========


The Company has established a valuation allowance for the deferred tax asset due to realization of uncertainties inherent with the uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The net change to the valuation allowance for 2003 was $0. The net operating loss carry forward of approximately $1,800,000 at June 30, 2003, begins to expire in the year 2008. The amount of net operating loss carry forward expires $66,000 in 2008, $21,000 in 2018, $7,000 in 2019, $89,000 in 2020, $77,000 in 2021, and $1,371,000 in 2022 and
$169,000 in 2023.

NOTE 8. INTANGIBLE ASSETS.

Intangible assets include the following items: Goodwill recognized on acquisition of Flourite, Inc., by the Company of $15,895. This goodwill was initially amortized on a straight-line basis over a 15-year period. As required by Statement of Financial Accounting Standards 142, goodwill is no longer amortized as of January 1, 2002, but evaluated on an annual basis and written down if a significant impairment occurs. During the second quarter of fiscal year 2003 the Company returned all assets and associated debt back to the original owners of Flourite, Inc. in exchange for the forgiveness of the note to Flourite Inc. owners. As a result of the transaction, the goodwill of $15,895 was written off.

Goodwill recognized on the acquisition of Intrepid Engineering Services and Western Technology Management Inc. during 2002, was approximately $526,848, the amount in excess of the fair value of the assets received was recorded based on the share price and the number of shares issued. In process research and development was also recorded as a result of the acquisition. The amount of in process research and development was approximately $5,949,000. Management evaluated the fair value of the underlying assets and determined the in process research and development was impaired and wrote down the in process research and development. This amount has been included in the write down of assets line item in the statement of operations.

Mineral rights valued at $3,273,456 were acquired in exchange for common stock of the Company. The fair value of the mineral rights was based on the net present value of anticipated cash flows from the project. The anticipated net cash flows was based on an appraisal performed by a certified engineering firm which relied on proven reserves as determined by various studies performed by private companies and government agencies. No amortization is currently expensed since extraction of the minerals has not started. Once extraction begins the rights will be amortized on the depletion method based on the estimated amount of ore reserves.

NOTE 9. ACQUISITION.

On March 1, 2002, the Company entered into merger agreements with Intrepid Engineering Services, Inc., (Intrepid) an Idaho corporation and Western Technology and Management, Inc. (Western), an Idaho corporation. The Articles of Merger were filed March 25, 2002 with the Secretary of State of Idaho. The acquisition was accounted for under the purchase method. The Company went forward as Intrepid Technology & Resources, Inc. Acquiring Western and Intrepid brought together a team of engineers and scientists to assist in developing alternative energy and using natural resources.

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

The purchase price of $6,327,000 for Intrepid and Western was allocated to the following assets: $118,089 cash and $439,151 in accounts receivable for a subtotal of $557,240 of current assets. Other assets consisted of gross property plant and equipment of $45,229,miscellaneous assets of $52,795, $447,554 of goodwill and in process research and development of $5,948,788. These assets were offset by liabilities of approximately $801,606.

The following pro forma results of operations have been prepared as though the Intrepid and Western acquisition had been acquired on July 1, 2001. Pro forma results are not necessarily indicative of the results that may be reported in the future.

         Year ended June 30,                     2003            2002
                                                 ----         -----------
         Revenue                                 $ --         $ 2,173,113
         Net income (loss)                         --          (1,981,535)
         Basic earnings (loss) per share           --                (.04)


NOTE 10. TREASURY STOCK.

Previously recorded treasury stock of $30,000 was reclassified and reflects properly the common stock outstanding.

NOTE 11. STOCK OPTIONS.

The Company has a stock option plan, which allows officers, directors, employees and consultants of the company to receive non-qualified and incentive stock options. The Company awarded 300,000 stock options to directors during the quarter ended December 31, 2002 with an exercise price of $.01. During the quarter ended December 31, 2002, the Company awarded 10,340,000 stock options with an exercise price of $.01 to employees. These options are vested at 100 percent and expire in five years from the grant date. During the 4th quarter 1,000,000 options with an exercise price of $.01 was issued to an employee. 13,385,000 options were available for future option grants.

The Company accounts for its stock options under Accounting Principles Board
(APB) Opinion No. 25 using the intrinsic value method. In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:



                                                      Year Ended June 30,
                                                 ------------------------------
                                                   2003               2002
                                                 ---------        -------------
Net income / (loss)                              $ (63,619)       $  (7,505,810)

Deduct: Stock based employee
Compensation expense determined under fair
value based method, net of tax                     (81,656)                  --

Pro forma net income / (loss)                    $(145,275)       $  (7,505,810)

Basic earnings per share as recorded             $  (.0007)       $        (.15)
                                                 =========        =============
Basic earnings per share pro forma               $  (.0017)       $        (.15)
                                                 =========        =============


NOTE 12. CONTINGENT LIABILITY AND OTHER MINERAL RIGHTS.

The Company entered into an agreement in 2001, prior to the merger for the purchase of other various mineral rights for the price of $3,273,456 to be paid by the issuance of 16,367,280 shares of common stock of the Company, with a deemed value of $ 0.20 per share, subject to adjustment. Per the agreement "If, within one (1) year after the execution of this agreement the publicly traded shares of Iron Mask are not trading at $ 0.20 or more per share the high price for the public sale of such shares on the anniversary date of the Agreement shall become the deemed value per share. Additional shares of the common stock of Iron Mask will be issued to the end that the total number of shares on the date of this Agreement, shall equal $ 3,273,456." As of June 30, 2003, the one-year date had not been extended. The Company believes that because the shares reached $.20 within the period no additional shares are required to be issued. The prior owners contend this share price is to be $.20 on the anniversary date. Management believes that there is no liability to the company since based on their understanding of the contract and discussions with attorney's the $.20 had been met.

NOTE 13. NEW ACCOUNTING PRONOUNCEMENTS.

In April 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Statement No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect Statement 149 to have a material effect on the financial statements.

In May 2003 the FASB issued Statement of Financial Accounting Standards Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect Statement 150 to have a material effect on the financial statements.

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


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         1. Financial statements and report of Balukoff, Lindstrom & Co., P.A. Independent Auditors' Report
                  Consolidated Balance Sheets - June 30, 2003 and 2002 Consolidated Statements of Operations for the years ended
                    June 30, 2003 and 2002
                  Consolidated Statements of Shareholders' Equity for the years ended June 30, 2003 and 2002
                  Consolidated Statements of Cash Flows for the years ended
                    June 30, 2003 and 2002
                  Notes to Consolidated Financial Statements
                  Consent of Balukoff & Lindstrom Company, P.A. for the year ended June 30, 2003

         2.  Financial statement schedules

                  Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

         3.  Exhibits

-----------------------------------------------------------------------------------------------------------------------
 Exhibit                                                                              Incorporated by Reference from
   No.                              Description                                               Registrant's
-----------------------------------------------------------------------------------------------------------------------
    3.1     Articles of Incorporation.                                            Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
    3.2     Bylaws.                                                               Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
    3.3     Amended Articles of Incorporation.                                    Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
    3.4     Amended Articles of Incorporation.                                    Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
    4.1     Specimen Stock Certificate.                                           Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
   10.1     Yellow Pines Resources Agreement.                                     Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
   10.2     American Diatomite Agreement.                                         Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
   10.3     American Diatomite Agreement.                                         Form 10-KSB October 20, 2000
-----------------------------------------------------------------------------------------------------------------------
   10.4     Agreement to Sell and Purchase Mineral Reserves, Real Property and
            Shares of Common Stock                                                Form 10-KSB October 15, 2001
-----------------------------------------------------------------------------------------------------------------------
   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                   Form 10-KSB October 15, 2001
-----------------------------------------------------------------------------------------------------------------------
   23.1     Consent of Balukoff, Lindstrom & Co., P.A.
-----------------------------------------------------------------------------------------------------------------------
   31.1     Certification 302 pursuant to Sarbanes-Oxley Act by Chairman and
            Chief Executive Officer
-----------------------------------------------------------------------------------------------------------------------
   31.2     Certification 302 pursuant to Sarbanes-Oxley Act by Vice-President,
            Secretary and Treasurer
-----------------------------------------------------------------------------------------------------------------------
   32.1     Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and
            Chief Executive Officer
-----------------------------------------------------------------------------------------------------------------------
   32.2     Certification pursuant to 18 U.S.C. SECTION 1350 by Vice-President,
            Secretary and Treasurer
-----------------------------------------------------------------------------------------------------------------------


REPORTS ON FORM 8-K

  10.6      Iron Mask Mining Company merger agreement with Intrepid Engineering
            Company and Western Technology and Management, Inc.                       Form 8-K April 8, 2002
--------------------------------------------------------------------------------------------------------------------------------
            Intrepid Technology and Resources, Inc. change of certifying
            accountants                                                               Form 8-K May 24, 2002
--------------------------------------------------------------------------------------------------------------------------------
            Amendment to report pro forma financial information on merger filed
            on Form 8-K April 8, 2002                                                 Form 8-K/A June 11, 2002
--------------------------------------------------------------------------------------------------------------------------------
            Amendment, Item 7.  Letter from accountant and Company correspondence     Form 8-K/A June 20, 2002
--------------------------------------------------------------------------------------------------------------------------------
            Resignation of Registrant's Directors and change in management            Form 8-K July 8, 2002
--------------------------------------------------------------------------------------------------------------------------------
            Resignation of Registrant's Directors                                     Form 8-K August 21, 2002
--------------------------------------------------------------------------------------------------------------------------------
            Amendment to Form 8-K filed on May 24, 2002 for change of certifying
            accountants.  Correction letter of predecessor accountant.                Form 8-K/A September 10, 2002
--------------------------------------------------------------------------------------------------------------------------------
            Election of Lynn Smith to the Board of Directors and Chairman of the
            Audit Committee                                                           Form 8-K September 13, 2002
--------------------------------------------------------------------------------------------------------------------------------
            Serving of Cure Notice to Cordoba Corporation for Delivery of
            Lein-Free Deeds to Garnet Mineral Properties                              Form 8-K February 6, 2003
--------------------------------------------------------------------------------------------------------------------------------

ITEM 14.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-KSB Intrepid Technology and Resources, Inc., carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer along with the Company's designated Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Intrepid Technology and Resources, Inc., Chief Executive Officer along with the designated Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to Intrepid Technology and Resources, Inc., required to be included in this Form 10-KSB.

There have been no significant changes in Intrepid Technology and Resources, Inc., internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTREPID TECHNOLOGY & RESOURCES, INC.
                                                   (Registrant)


Date:  September 26, 2003              By:  /s/ Dr. Dennis D. Keiser, Chief
                                            Executive Officer & President




Date:  September 26, 2003              By:  /s/ Dr. Jacob D. Dustin, Vice
                                            President, Secretary, and Treasurer

                                  EXHIBIT INDEX

-----------------------------------------------------------------------------------------------------------------------
 Exhibit                                                                              Incorporated by Reference from
   No.                              Description                                               Registrant's
-----------------------------------------------------------------------------------------------------------------------
    3.1     Articles of Incorporation.                                            Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
    3.2     Bylaws.                                                               Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
    3.3     Amended Articles of Incorporation.                                    Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
    3.4     Amended Articles of Incorporation.                                    Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
    4.1     Specimen Stock Certificate.                                           Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
   10.1     Yellow Pines Resources Agreement.                                     Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
   10.2     American Diatomite Agreement.                                         Form 10SB Registration March 22, 2000
-----------------------------------------------------------------------------------------------------------------------
   10.3     American Diatomite Agreement.                                         Form 10-KSB October 20, 2000
-----------------------------------------------------------------------------------------------------------------------
   10.4     Agreement to Sell and Purchase Mineral Reserves, Real Property and
            Shares of Common Stock                                                Form 10-KSB October 15, 2001
-----------------------------------------------------------------------------------------------------------------------
   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                   Form 10-KSB October 15, 2001
-----------------------------------------------------------------------------------------------------------------------
   23.1     Consent of Balukoff, Lindstrom & Co., P.A.
-----------------------------------------------------------------------------------------------------------------------
   31.1     Certification 302 pursuant to Sarbanes-Oxley Act by Chairman and
            Chief Executive Officer
-----------------------------------------------------------------------------------------------------------------------
   31.2     Certification 302 pursuant to Sarbanes-Oxley Act by Vice-President,
            Secretary and Treasurer
-----------------------------------------------------------------------------------------------------------------------
   32.1     Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and
            Chief Executive Officer
-----------------------------------------------------------------------------------------------------------------------
   32.2     Certification pursuant to 18 U.S.C. SECTION 1350 by Vice-President,
            Secretary and Treasurer
-----------------------------------------------------------------------------------------------------------------------