Form 10QSB
period 2003-09-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2003-11-14
CIK 1083742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For quarterly period ended September 30, 2003

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                       Commission file number: 000-30065

             INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
             -------------------------------------------------------

                            FKA IRON MASK MINING CO.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

                                      IDAHO
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

501 West Broadway, Suite 200, Idaho Falls, ID                   82304
---------------------------------------------                ----------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (208) 529-5337


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] The number of shares of the Registrant's Common Stock, as of November 13, 2003: 99,016,139 shares outstanding of a total 135,000,000 authorized.

OFFICERS

Dr. Dennis D. Keiser, Chief Executive Officer & President

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

DIRECTORS

Dr. Dennis D. Keiser, Chief Executive Officer & President
Chairman of the Board

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

Michael F. LaFleur, Board Member

William R. Myers, Board Member

D. Lynn Smith, Board Member

COMMON STOCK

Par value .005

135,000,000 authorized

99,016,139 issued and outstanding at November 13, 2003

Intrepid Technology & Resources, Inc., and Subsidiaries' common stock trades on the Bulletin Board under the symbol IESV.

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
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR

Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements
            Balance Sheets ..............................................      4
            Statements of Operations ....................................      5
            Statements of Cash Flows ....................................      6
            Notes to Unaudited Financial Statements .....................      7

    Item 2. Management's Discussion and Analysis ........................      9
            Results of Operations .......................................     10
            Capital Requirements ........................................     11

    Item 3. Controls and Procedures .....................................     12

                          PART II - OTHER INFORMATION

    Item 1. Legal Proceedings ...........................................     13

    Item 2. Changes in Securities .......................................     13

    Item 3. Defaults Upon Senior Securities .............................     13

    Item 4. Submission of Matters to a Vote of Security Holders .........     13

    Item 5. Other Information ...........................................     13

    Item 6. Exhibits and Reports on Form 8-K ............................     13
            Signature Page ..............................................     15
            Certifications ..............................................

             INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                         SEPTEMBER 30,       JUNE 30,
                                                                             2003             2003
                                                                           UNAUDITED         AUDITED
                                                                         -------------     ------------
ASSETS
Current Assets:
   Cash                                                                  $    105,291      $     27,175
   Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                        297,214           412,058
    Investments                                                                    --             5,000
   Other assets                                                                 9,426             3,986
                                                                         ------------      ------------
      Total current assets                                                    411,931           448,219

Equipment, net                                                                 34,695            37,177
Goodwill                                                                      538,947           538,947
Mining rights                                                               3,273,456         3,273,456
Deferred tax asset                                                            361,121           385,543
                                                                         ------------      ------------
      Total Assets                                                       $  4,620,150      $  4,683,342
                                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $    207,072      $    245,596
   Accrued liabilities                                                         79,033           163,091
   Deferred compensation                                                      193,232           193,232
   Line of credit                                                                  --           199,779
   Note Payable                                                               201,767                --
   Long term debt - current portion                                            86,845            84,800
                                                                         ------------      ------------
      Total current liabilities                                               767,949           886,498

Long term debt                                                                     --                --
                                                                         ------------      ------------
         Total liabilities                                                    767,949           886,498
Commitments and contingencies
Shareholders' equity:
   Common stock, $.005 par value, 135,000,000 authorized, 97,930,584
      and 97,130,584 shares issued and outstanding, respectively              459,652           455,653
   Additional paid-in capital                                              12,076,394        12,070,390
   Notes receivable - shareholders                                            (36,900)          (36,900)
   Retained earnings (deficit)                                             (8,646,945)       (8,692,305)
                                                                         ------------      ------------
      Total shareholders' equity                                            3,852,201         3,796,844
                                                                         ------------      ------------

Total Liabilities and Shareholders' Equity                               $  4,620,150      $  4,683,342
                                                                         ============      ============


The accompanying notes are an integral part of these financial statements.

             INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                  For the Quarter Ended
                                                      September 30,
                                                   2003          2002
                                                 ---------     ---------
Revenue                                          $ 803,938     $ 645,113
Direct operating costs                             494,575       573,264
                                                 ---------     ---------

Gross profit                                       309,363        71,849
Selling, general and administrative expenses       232,946       262,033
                                                 ---------     ---------

Income (loss) from operations                       76,417      (190,184)

Interest expense                                     6,635         6,787
                                                 ---------     ---------


Net income (loss) before income taxes               69,778      (196,971)
Provision for income taxes (benefit)                24,422       (77,804)
                                                 ---------     ---------

Net income (loss)                                $  45,360     $(119,167)
                                                 =========     =========

Net income (loss) to common shareholders         $  45,360     $(119,167)
                                                 =========     =========

Basic earnings (loss) per share                  $   .0005     $  (.0013)
                                                 =========     =========

Diluted earnings per share                       $      --     $      --
                                                 =========     =========

Dividends paid per common share                         --            --
                                                 =========     =========


The accompanying notes are an integral part of these financial statements

             INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                       For the Quarter Ended September 30,
                                                                               2003           2002
                                                                            ---------      ---------
Cash flows from operating activities:
     Net income (loss)                                                      $  45,360      $(119,167)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation                                                            2,482          7,000
        Expenses in exchange for issuance of common stock                      10,004         41,190

Changes in assets and liabilities:
        Accounts receivable, net                                              114,844         44,822
        Prepaids and other assets                                              (5,440)        (1,299)
        Deferred tax asset                                                     24,422        (77,804)
        Accounts payable                                                      (38,524)        42,308
        Accrued liabilities                                                   (84,058)       (13,331)
        Deferred compensation                                                      --         54,028
                                                                            ---------      ---------

Net cash provided by (used) by operating activities                            69,089        (22,253)

Cash flows from investing activities:
        Sale of investment                                                      5,000             --
                                                                            ---------      ---------
Net cash used in investing activities                                           5,000             --

Cash flows from financing activities:
        Net change in line of credit                                            1,982         (4,582)
        Proceeds from notes payable                                             2,045             --
                                                                            ---------      ---------
Net cash provided by (used in) financing activities                             4,027         (4,582)

Increase (decrease) in cash and cash equivalents                               78,116        (26,835)
Cash and cash equivalents at beginning of period                               27,175         71,959
                                                                            ---------      ---------
Cash and cash equivalents at end of period                                  $ 105,291      $  45,124
                                                                            =========      =========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                                       $   4,969      $   6,787

Non cash investing and financing transactions
        Expenses in exchange for common stock                                  10,004         35,190
        Payment of accrued expenses with common stock                              --          6,000
        Conversion of line of credit to note payable                          201,767             --


The accompanying notes are an integral part of these financial statements

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-KSB for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2. DESCRIPTION OF BUSINESS

In March 2002, Iron Mask Mining Company merged with Intrepid Engineering Services and Western Technology Management. The Company now operates as Intrepid Technology and Resources, Inc., and subsidiaries ("the Company"), an Idaho corporation.

The Company is a biofuels renewable and alternative energy development and operating company with strengths in engineering and technology. While the Company's primary source of current revenue is the sale of engineering services to a variety of clients, it is posturing itself for a primary business purpose of developing, constructing, and operating a portfolio of projects in the Renewable and Alternative Energy sector, with a special emphasis on production of biofuels - particularly, biogas (methane), ethanol and, eventually, hydrogen. The Company's strategy is to provide the overall technical and integration management for planning, coordinating, developing, operating and implementing such projects. The Company's initial emphasis is on establishing several geographically dispersed complexes in the Southern Idaho region and then expanding to other locations within Idaho and the Western United States. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of those customers. It maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit losses, when realized, have been within the range of the Company's expectations and, historically, have not been significant.

SCIENCE AND TECHNOLOGY DIVISION

The Science and Technology Division, is a collection of nationally recognized experts in various Scientific and Engineering disciplines that have consulting arrangements with the Company to provide expert advice and service on an as-needed basis. Over 200 such experts have made arrangements to consult with the Company in a host of industries -- Nuclear Science, Renewable Energy, Material Science, Construction Management, Soil Science, Crop Management, Process Engineering, and others. Individual staff members typically possess advanced academic credentials and extensive science or engineering work experience.

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

MINING AND MINERAL RESERVES

In May 2000, the Company entered into an agreement with American Diatomite, L.L.C., an Idaho limited liability company ("American") wherein the Company acquired the right to develop and mine forty-two unpatented mining claims located in Gooding County, Idaho that contain diatomaceous earth (diatomite). The agreement also included an option to purchase said claims at a future date and a continuing annual maintenance obligation. After extensive research and consultation, Intrepid determined that the available supply of already developed diatomaceous earth deposits exceeds the current demand and were unable to find a viable market for the diatomite in question. For that reason, the Company saw little to no opportunity or benefit associated with continuing to maintain either the development and mining rights or the future purchase option with their attendant obligations (approx $130,000 per year). Consequently, the Company entered into an agreement effective October 14, 2003 to return the development and mining rights to American and forego the purchase option in return for forgiveness of any accrued financial obligations and cancellation the original May 2000 agreement.

The Company also entered into an agreement dated August 23, 2001 and Addendum dated September 24, 2001 with Cordoba Corporation and Garnet Mining Corporation, whereby in exchange for the issuance of 16,367,280 shares of the common stock of the Company it acquired the rights to in situ gold reserves explored, defined and reported by Pegasus Gold Corporation and located in Western Montana approximately fifty miles northeast of Missoula, Montana. The report defined the reserve as consisting of 455,000 ounces of recoverable gold. Over 20 of the 180 drill holes intersected high-grade ore zones, but it must be assumed that the bulk of the deposit is of low grade. The Company has the opportunity either to further define and mine the high-grade deposits or consider a mining operation to extract the entire deposit, but, at the present time, the reserves are undeveloped.

The Company will continue to explore opportunities to maximize shareholder value from this asset.

CUSTOMERS

At present, Company revenue is derived from "work-for-others" by the Engineering Services Division, with any profits being used to develop the Biofuels business line. In 2003, the Company managed several engineering services agreements with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, which constituted the majority of the Company's revenue. In 2003, only INEEL provided more than ten percent of the total.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of June 30, 2003, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements for the three months ended September 30, 2003 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2004.

NOTE 4. EARNING PER COMMON SHARE

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.

                                        (000's except per share amounts)
                                          Quarters Ended September 30,
                                        --------------------------------
                                             2003              2002
                                        -------------      -------------
Net income (loss)                        $         45      $       (119)

Weighted average shares outstanding-
    Common shares                           97,130,00        89,896,344

Basic earnings per share                 $      .0005      $     (.0013)
                                         ============      ============
Diluted earnings per share               $         --      $         --
                                         ============      ============

NOTE 5. LINE OF CREDIT/TERM LOAN.

The Company had a line of credit of $200,000. As of September 25, 2003 the Company converted this line of credit to a term loan at the same interest rate of prime plus two percent. The Company makes monthly payments of $5,000 with final payment due on March 15, 2004. The loan is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees of the line of credit: Dennis Keiser (President), Jacob Dustin (Vice President), Donald Kenoyer, S. Scott Francis, and Gary Mecham.

Shareholder Notes - The following shareholders who are also officers, employees or directors have personally lent money to the Company. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the Company: The loans from Mr. Kenoyer of $21,864 and Mr. Dustin of $43,709 accrue interest at an annual rate of 10 percent payable on demand.

NOTE 6. CONTINGENT LIABILITY AND OTHER MINERAL RIGHTS.

The Company entered into an agreement in 2001, prior to the merger for the purchase of other various mineral rights for the price of $3,273,456 to be paid by the issuance of 16,367,280 shares of common stock of the Company, with a deemed value of $ 0.20 per share, subject to adjustment. Per the agreement "If, within one (1) year after the execution of this agreement the publicly traded shares of Iron Mask are not trading at $ 0.20 or more per share the high price for the public sale of such shares on the anniversary date of the Agreement shall become the deemed value per share. Additional shares of the common stock of Iron Mask will be issued to the end that the total number of shares on the date of this Agreement, shall equal $ 3,273,456." The Company believes that because the shares reached $.20 within the period no additional shares are required to be issued. The prior owners contend this share price is to be $.20 on the anniversary date. Management believes that there is no liability to the company since based on their understanding of the contract and discussions with attorneys; the $.20 requirement had been met.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 1., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate,"

"project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes filed thereto on Form 10-KSB with the U.S. Securities and Exchange Commission for the year ending June 30, 2003.

RESULTS OF OPERATIONS

REVENUE

Revenue for the first quarter ended September 30, 2003, increased 24.6% to $803,938 compared to $645,113 for the same period of 2002. This increase was mainly the result of higher dollar engineering services contracts performed in the first quarter of fiscal year 2003.

Throughout calendar year 2002 and 2003, the Company has managed an engineering services agreement with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, which constituted the majority of the Company's revenue. The Company's other primary customers were: Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West, the Bureau of Land Management and the State of Idaho. Only INEEL provided more than ten percent of the total revenue recognized by the Company in 2003.

DIRECT OPERATING COSTS

For the quarter ending September 30, 2003, the Company's direct operating costs decreased 13.7% to $494,575 from $573,264 for the same period ending September 30, 2002. The Company made many efforts to reduce direct costs by using less subcontracted services, eliminating certain rental fees, closing the Montana and Washington offices, making better use of supplies, and exercising better management of direct payroll costs.

GROSS PROFIT

The Company had gross profit of $309,363 in the first quarter compared to $71,849 for the same quarter ended September 30, 2003 and 2002 respectively. This 330% increase in gross profit is a mark of increased sales and better management and utilization of available resources.

GENERAL SELLING AND ADMINISTRATIVE EXPENSES

For the first quarter ended September 30, 2003, the Company had general selling and administrative expenses of $232,946 compared to $262,033 at September 30, 2002. This 11.1% decrease in general selling and administrative expenses in the first quarter of fiscal year 2004, is mainly due to the reduced legal, accounting and consulting fees. The Company also discontinued the rent of certain office space.

INTEREST EXPENSE

Interest expense decreased slightly by 2.2% for the first quarter ended September 30, 2003 as compared to the same period ending September 30, 2002 ($6,639 vs. $6,787). The interest expense was for interest paid on the line of credit and 10% interest accrued on notes payable to officers and employees of the Company.

NET INCOME (LOSS)

The Company realized a profit of $69,778 before taxes for the first quarters ended September 30, 2003 compared to a net loss of $196,971 for the same period ending September 30, 2002. For the first quarter ending September 30, 2003 the net income after tax was $45,336 and can be attributed to the increase in revenue and corresponding decreases in both direct and indirect expenses. In 2002, the majority of the loss was attributed to the ongoing merger costs and heavy general and administrative costs, which totaled $262,033. The Company believes that with the majority of these merger costs and absorbed losses behind it, the future will provide a more positive opportunity to generate both ongoing and new revenue, cash flow, and increased profitability.

CAPITAL RESOURCES AND LIQUIDITY

The Company has made reasonable efforts to meet cash flow demands from ongoing operations and has improved its capital position over that of one year ago. The Company finished the first quarter ending September 30, 2003 with cash available of $105,291 compared to $27,175 at June 30, 2003. The Company believes that it will still be necessary to continue to supplement the cash flow from operations with the use of outside resources such as additional loans and possibly investment capital by issuance of debenture notes and preferred stock. As of September 30, 2003, the Company had a working capital of deficit of $356,018 compared to a deficit of $438,279 for the year ending June 30, 2003. The current ratio at September 30, 2003 was: .54:1 and .51:1 at June 30, 2003.

The Company has had ongoing capital-intensive engineering projects and continues to search for new investment capital through private preferred stock and debenture bonds to fund the start up of renewable energy projects. The Company believes that with new engineering and technical services contracts and prospects for bringing these renewable energy projects on line that it will be able to meet obligations as they become due. The Company is also continuing its aggressive collection of its accounts receivable. No receivables appear to be uncollectible.

The Company had an available line of credit of $200,000 of which $190,000 was converted to a term loan as of September 25, 2003. The term loan or note payable bears interest at the prime rate plus two percent and is secured by all business assets and personally guaranteed by the officers and key employees of the Company. As of September 30, 2003, the loan was in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: The loans from Mr. Kenoyer of $21,894 and Mr. Dustin of $43,709 accrue interest at an annual rate of 10 percent payable on demand.

Access to Capital - Over the next twelve months the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as additional loans and possibly investment capital by issuance of debenture notes or preferred stock.

Material Commitments for Capital Expenditures - The Company has no outstanding commitments at this time, though it anticipates purchase of engineering design hardware and software, additional computers, and office furniture to expand its operations. The Company also intends to purchase a proprietary process design for ethanol production. Source of funding for office-related expenses will come from ongoing operations generated by engineering services. The source of funding for proprietary design and potential acquisitions will be made by outside capital resources.

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

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements, Schedules and Exhibits

     (b)  Three exhibits are filed as part of this report.

     (c)  The Company filed no reports on Form 8-K in the first quarter of 2004

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

   10.3     American Diatomite Agreement.                                         Form 10-KSB October 20, 2000

   10.4     Agreement to Sell and Purchase Mineral Reserves, Real Property and
            Shares of Common Stock                                                Form 10-KSB October 15, 2001

   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                   Form 10-KSB October 15, 2001

   31.1     Certification 302 pursuant to Sarbanes-Oxley Act by Chairman and
            Chief Executive Officer

   31.2     Certification 302 pursuant to Sarbanes-Oxley Act by Vice-President,
            Secretary and Treasurer

    32      Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and
            Chief Executive Officer and Vice-President, Secretary and Treasurer

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

            Election of Lynn Smith to the Board of Directors and Chairman of the
            Audit Committee                                                       Form 8-K September 13, 2002

            Serving of Cure Notice to Cordoba Corporation for Delivery of         Form 8-K February 6, 2003
            Lein-Free Deeds to Garnet Mineral Properties

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTREPID TECHNOLOGY & RESOURCES, INC.
                                                   (Registrant)


Date: November 13, 2003                By: /s/ Dr. Dennis D. Keiser,
                                           Chief Executive Officer & President
                                           -----------------------------------


Date: November 13, 2003                By: /s/ Dr. Jacob D. Dustin, Vice
                                           President, Secretary, and Treasurer
                                           -----------------------------------

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

   10.3     American Diatomite Agreement.                                         Form 10-KSB October 20, 2000

   10.4     Agreement to Sell and Purchase Mineral Reserves, Real Property and
            Shares of Common Stock                                                Form 10-KSB October 15, 2001

   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                   Form 10-KSB October 15, 2001

   31.1     Certification 302 pursuant to Sarbanes-Oxley Act by Chairman and
            Chief Executive Officer

   31.2     Certification 302 pursuant to Sarbanes-Oxley Act by Vice-President,
            Secretary and Treasurer

    32      Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and
            Chief Executive Officer and Vice-President, Secretary and Treasurer