Form 10QSB/A
period 2003-06-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2004-02-19
CIK 1083742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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


                            EXPLANATION OF AMENDMENT

The Registrant, Intrepid Technology & Resources, Inc., (the "Company"), received two letters from the Securities and Exchange Commission dated November 24, 2003 and February 3, 2004. The Commission made comments and requested the registrant amend the original filing of the Report on form 10-QSB to include the substantive changes resulting from the merger of March 25, 2002. Amended hereto are Items 1, & 2.

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
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR

Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

    Item       1.   Financial Statements
                    Balance Sheets...........................................................................       4
                    Statements of Operations.................................................................       5
                    Statements of Cash Flows.................................................................       6
                    Notes to Unaudited Financial Statements..................................................       7

    Item       2.   Management's Discussion and Analysis.....................................................      11
                    Results of Operations....................................................................      11
                    Capital Requirements.....................................................................      12
    Item       3.   Controls and Procedures..................................................................      13

                                              PART II - OTHER INFORMATION

    Item       1.   Legal Proceedings........................................................................      14
    Item       2.   Changes in Securities....................................................................      14
    Item       3.   Defaults Upon Senior Securities..........................................................      14
    Item       4.   Submission of Matters to a Vote of Security Holders......................................      14
    Item       5.   Other Information........................................................................      14
    Item       6.   Exhibits and Reports on Form 8-K.........................................................      14
                    Signature Page...........................................................................      16
                    Certifications ..........................................................................      18

ITEM 1. FINANCIAL STATEMENTS


             INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                       SEPTEMBER 30,     JUNE 30,
                                                                           2003            2003
                                                                        UNAUDITED        AUDITED
                                                                       -------------   ------------
ASSETS
Current Assets:
   Cash                                                                $    105,291    $     27,175
   Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                      297,214         412,058
    Investments                                                                  --           5,000
    Other assets                                                              9,426           3,986
                                                                       ------------    ------------
      Total current assets                                                  411,931         448,219

Equipment, net                                                               34,695          37,177
Deferred tax asset                                                          361,121         385,543
                                                                       ------------    ------------
      Total Assets                                                     $    807,747    $    870,939
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $    207,072    $    245,596
   Accrued liabilities                                                       79,033         163,097
   Deferred compensation                                                    193,232         193,232
   Line of credit                                                                --         199,779
   Note Payable                                                             201,767              --
   Long term debt - current portion                                          86,845          84,800
                                                                       ------------    ------------
      Total current liabilities                                             767,949         886,504

Long term debt                                                                   --              --
                                                                       ------------    ------------
         Total liabilities                                                  767,949         886,504
Commitments and contingencies
Shareholders' equity:
   Common stock, $.005 par value, 135,000,000 authorized, 97,930,584
      and 97,130,584 shares issued and outstanding, respectively            459,652         455,653
   Additional paid-in capital                                              (164,177)       (170,181)
   Notes receivable - shareholders                                          (36,900)        (36,900)
   Retained earnings (deficit)                                             (218,777)       (264,137)
                                                                       ------------    ------------
      Total shareholders' equity                                             39,798         (15,565)
                                                                       ------------    ------------

Total Liabilities and Shareholders' Equity                             $    807,747    $    870,939
                                                                       ============    ============


The accompanying notes are an integral part of these financial statements.

             INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                     For the Quarter
                                                          Ended
                                                      September 30,
                                                   2003           2002
                                               ------------   ------------
Revenue                                        $    803,938   $    645,113
Direct operating costs                              494,575        573,264
                                               ------------   ------------

Gross profit                                        309,363         71,849
Selling, general and administrative expenses        232,946        257,494
                                               ------------   ------------

Income (loss) from operations                        76,417       (185,645)

Interest expense                                      6,635          6,787
                                               ------------   ------------


Net income (loss) before income taxes                69,778       (192,432)
Provision for income taxes (benefit)                 24,422        (77,804)
                                               ------------   ------------

Net income (loss)                              $     45,360   $   (114,628)
                                               ============   ============

Net income (loss) to common shareholders       $     45,360   $   (114,628)
                                               ============   ============

Basic earnings (loss) per share                $      .0005   $     (.0013)
                                               ============   ============

Diluted earnings per share                     $         --   $         --
                                               ============   ============

Dividends paid per common share                          --             --
                                               ============   ============


The accompanying notes are an integral part of these financial statements

             INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                           For the Quarter Ended September 30,
                                                                                 2003               2002
                                                                           --------------      ---------------
Cash flows from operating activities:

     Net income (loss)                                                      $      45,360      $    (114,628)
     Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
        Depreciation                                                                2,482              2,461
        Expenses in exchange for issuance of common stock                          10,004             41,190
Changes in assets and liabilities:
        Accounts receivable, net                                                  114,844             44,822
        Prepaids and other assets                                                  (5,440)            (1,299)
        Deferred tax asset                                                         24,422            (77,804)
        Accounts payable                                                          (38,524)            42,308
        Accrued liabilities                                                       (84,058)           (13,331)
        Deferred compensation                                                          --             54,028
                                                                            -------------      -------------

Net cash provided by (used) by operating activities                                69,089            (22,253)

Cash flows from investing activities:
        Sale of investment                                                          5,000                 --
                                                                            -------------      -------------
Net cash used in investing activities                                               5,000                 --

Cash flows from financing activities:
        Net change in line of credit                                                1,982             (4,582)
        Proceeds from notes payable                                                 2,045                 --
                                                                            -------------      -------------
Net cash provided by (used in) financing activities                                 4,027             (4,582)

Increase (decrease) in cash and cash equivalents                                   78,116            (26,835)
Cash and cash equivalents at beginning of period                                   27,175             71,959
                                                                            -------------      -------------
Cash and cash equivalents at end of period                                  $     105,291      $      45,124
                                                                            =============      =============

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                                       $       4,969      $       6,787
Non cash investing and financing transactions

        Expenses in exchange for common stock                                      10,004             35,190
        Payment of accrued expenses with common stock                                  --              6,000
        Conversion of line of credit to note payable                              201,767                 --


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

NOTE 2. MERGER.

On March 25, 2002, the Company was created by merging Intrepid Engineering Services, Inc., an Idaho corporation ("IES"), Western Technology and Management, Inc., an Idaho corporation ("WTM"), and Iron Mask Mining Company (IMKG). Originally the merger was reported as a business acquisition under SFAS 141 "Business Combinations," with recognition of goodwill and the reporting of intangible assets. After consultation with the SEC and review of accounting standards, it was determined the merger should be accounted for as a capital transaction with IES as the accounting acquiror. The accounting for this type of transaction is identical to a reverse merger except that no goodwill or intangible assets are recorded. The financial statements of the 10-KSB have been amended to reflect the change in the accounting of the merger.

The consideration paid in connection with the merger, determined through arms-length negotiations between executive management resulted in IMKG issuing 25 million shares of its common stock for the shares of IES and WTM. As a result of the merger WTM and IES shareholders own 25% and 6%, respectively, of the outstanding shares of stock. Subsequent to the merger, the name was changed to Intrepid Technology and Resources, Inc.

The following table reports the Company's condensed and consolidated balance sheet information as originally reported and amended showing the adjustments for the merger ($ in whole dollars):

                                                                             SEPTEMBER 30,                         SEPTEMBER 30,
                                                                                2003                                   2003
                                                                               ORIGINAL          ADJUSTMENT         RESTATED
                                                                             -------------      -------------     -------------
ASSETS
Current Assets:
   Cash                                                                      $     105,291                        $     105,291
   Receivables, net of allowance                                                   297,214                              297,214
   Other receivables                                                                    --                                   --
   Other current assets                                                              9,426                                9,426
                                                                             -------------                        -------------
      Total current assets                                                         411,931                              411,931
Equipment, net                                                                      34,695                               34,695
Goodwill                                                                           538,947         (538,947)(a)              --
Mining rights                                                                    3,273,456       (3,273,456)(b)              --
Deferred tax asset                                                                 361,121                              361,121
                                                                             -------------                        -------------

      Total Assets                                                           $   4,620,150                        $     807,747
                                                                             =============                        =============

LIABILITIES AND EQUITY
Current liabilities:
   Accounts payable                                                          $     207,072                        $     207,072
   Accrued liabilities                                                              79,033                               79,033
   Deferred compensation                                                           193,232                              193,232
   Line of credit                                                                  201,767                              201,767
   Long term debt - current portion                                                 86,845                               86,845
                                                                             -------------                        -------------
      Total current liabilities                                                    767,949                              767,949
Long term debt                                                                          --                                   --
Commitments and contingencies
   Common stock, $.005 par value                                                   459,652                              459,652
   Additional paid-in capital                                                   12,076,394      (12,240,571)(c)        (164,177)
   Notes receivable - shareholders                                                 (36,900)                             (36,900)
   Retained earnings (deficit)                                                  (8,646,945)       8,428,168(d)         (218,777)
                                                                             -------------                        -------------
      Total shareholders' equity                                                 3,852,201                               39,798
                                                                             -------------                        -------------
Total Liabilities and Shareholders'
Equity                                                                       $   4,620,150                        $     807,747
                                                                             =============                        =============

----------

(a) As a result of the merger no goodwill or intangible assets are to be recorded

(b) To eliminate all value(s) associated with the Garnett and Copper Cliff properties in Montana

(c) As a result of the merger the equity of the Company is reduced by the amount of the mining rights and intangible assets that were eliminated

(d)  To adjust the accumulated deficit as a result of the merger

NOTE 3. DESCRIPTION OF BUSINESS

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

MINING AND MINERAL RIGHTS

In May 2000, the Company entered into an agreement with American Diatomite, L.L.C., an Idaho limited liability company ("American") wherein the Company acquired the right to develop and mine forty-two unpatented mining claims located in Gooding County, Idaho that contain diatomaceous earth (diatomite). The agreement also included an option to purchase said claims at a future date and a continuing annual maintenance obligation. After extensive research and consultation, Intrepid determined that the available supply of already developed diatomaceous earth deposits exceed the current demand and was unable to find a viable market for the diatomite in question. For that reason, the Company saw little to no opportunity or benefit associated with continuing to maintain either the development and mining rights or the future purchase option with their attendant obligations. Consequently, the Company entered into an agreement effective October 14, 2003 to return the development and mining rights to American Diatomite, L.L.C., and forego the purchase option in return for forgiveness of any accrued financial obligations and cancellation the original May 2000 agreement. The Company is not recording any value for these rights.

The Company entered into an agreement dated August 23, 2001 and Addendum dated September 24, 2001 with Cordoba Corporation and Garnet Mining Corporation, whereby in exchange for the issuance of 16,367,280 shares of the common stock of the Company (subject to later adjustment depending on the share value of the market trading price of the Company's common shares) it acquired the mineral rights to lands that have been drilled in the past on approximately 250-foot centers. These lands are located in Western Montana approximately fifty miles northeast of

Missoula, Montana. There is insufficient data to support whether or not this property has any definable reserves or tonnages of mineralized materials and further exploration would be needed in order to make such a determination and therefore the Company is not reporting any value for the mineral rights.

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

Development Activities. The primary purpose of the Company is to obtain, permit and develop favorable properties for alternative/renewable energy production and provide the associated engineering design and construction management services required to support the construction and operation of the related facilities. Secondarily, the Company will continue to expand its engineering services "work for others" base to generate additional revenue to augment working capital requirements in support of its alternative and renewable energy efforts. The realization of profits are dependent upon successful execution of that business model and inducing larger companies or private investors to purchase these "turn-key" alternative/renewable energy generation/production facilities; increasing the number and value of "work for others" services contracts; and the sale of mineral rights.

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

NOTE 4. EARNINGS PER COMMON SHARE

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.

                                                (000's except per share amounts)
                                                  Quarters Ended September 30,
                                                --------------------------------
                                                     2003               2002
                                                --------------     -------------

Net income (loss)                                 $         45     $       (114)

Weighted average shares outstanding-
    Common shares                                    97,130,00       89,896,344

Basic earnings per share                          $      .0005     $     (.0013)
                                                  ============     ============
Diluted earnings per share                        $         --     $         --
                                                  ============     ============


NOTE 5. LINE OF CREDIT/TERM LOAN.

The Company had a line of credit of $200,000. As of September 25, 2003 the Company converted this line of credit to a term loan at the same interest rate of prime plus two percent. The Company makes monthly payments of $5,000 with final payment due on March 15, 2004. The loan is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees for the loan:
Dennis Keiser (President), Jacob Dustin (Vice President), Donald Kenoyer, S. Scott Francis, and Gary Mecham.

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

Throughout calendar year 2002, and 2003, the Company has managed an engineering services agreement with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, which constituted the majority of the Company's revenue. The Company's other primary customers were: Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West, the Bureau of Land Management and the State of Idaho. Only INEEL provided more than ten percent of the total revenue recognized by the Company in 2003.

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

GROSS PROFIT

The Company had gross profit of $309,363 in the first quarter 2003 compared to $71,849 for the same quarter ended September 30, 2002. This 330% increase in gross profit is a mark of increased sales and better management and utilization of available resources.

GENERAL SELLING AND ADMINISTRATIVE EXPENSES

For the first quarter ended September 30, 2003, the Company had general selling and administrative expenses of $232,946 compared to $257,494 at September 30, 2002. This 9.5% decrease in general selling and administrative expenses in the first quarter of fiscal year 2004, is mainly due to the reduced legal, accounting and consulting fees. The Company also discontinued the rent of certain office space. The general selling and administrative expenses for September 30, 2002 is $4,539 less than originally reported as a result of amortization of intangible assets through the merger which have now been eliminated as a part of the amendment to this report on Form 10-QSB.

INTEREST EXPENSE

Interest expense decreased slightly by 2.2% for the first quarter ended September 30, 2003 as compared to the same period ending September 30, 2002 ($6,639 vs. $6,787). The interest expense was for interest paid on the line of credit and 10% interest accrued on notes payable to officers and employees of the Company.

NET INCOME (LOSS)

The Company realized a profit of $69,778 before taxes for the first quarters ended September 30, 2003 compared to a net loss of $192,432 for the same period ending September 30, 2002. For the first quarter ending September 30, 2003 the net income after tax was $45,360 and can be attributed to the increase in revenue and corresponding decreases in both direct and indirect expenses. The loss for September 30, 2002 is $4,539 less than originally reported as a result of amortization of intangible assets through the merger, which have now been eliminated as a part of the amendment to this report on Form 10-QSB. The revision of the report on Form 10-KSB/A for the year ended June 30, 2003 has since removed all goodwill and intangible assets, and therefore no other merger costs remain on the balance sheet to be amortized over future periods.

CAPITAL RESOURCES AND LIQUIDITY

The Company has made reasonable efforts to meet cash flow demands from ongoing operations and has improved its capital position over that of one year ago. The Company finished the first quarter ending September 30, 2003 with cash available of $105,291 compared to $27,175 at June 30, 2003. The Company believes that it will still be necessary to continue to supplement the cash flow from operations with the use of outside resources such as additional loans and possibly investment capital by issuance of debenture notes and preferred stock. As of September 30, 2003, the Company had a working capital of deficit of $356,018 compared to a deficit of $438,285 for the year ending June 30, 2003. The current ratio at September 30, 2003 was: .54:1 and .51:1 at June 30, 2003.

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

     (c)  The Company filed no reports on Form 8-K in the first quarter of 2004

          1.   Exhibits

Exhibit No.                              Description                                        Incorporated by Reference from
-----------                              -----------                                                 Registrant's
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

   10.2     American Diatomite Agreement.                                              Form 10SB Registration March 22, 2000

   10.3     American Diatomite Agreement.                                              Form 10-KSB October 20, 2000

   10.4     Agreement to Sell and Purchase Mineral Reserves, Real Property and
            Shares of Common Stock                                                     Form 10-KSB October 15, 2001

   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                        Form 10-KSB October 15, 2001

   10.7     2003 Stock Option Plan                                                     Schedule 14(a) October 24, 2002

   31.1     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

   31.2     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
            Officer by Vice-President, Secretary and Treasurer

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

                                        INTREPID TECHNOLOGY & RESOURCES, INC.
                                                    (Registrant)


Date: February 18, 2004             By: /s/ Dr. Dennis D. Keiser, Chief
                                        Executive Officer & President
                                        ----------------------------------------


Date: February 18, 2004             By: /s/ Dr. Jacob D. Dustin, Vice President,
                                        Secretary, and Treasurer
                                        ----------------------------------------

                                 EXHIBIT INDEX

Exhibit No.                              Description                                        Incorporated by Reference from
-----------                              -----------                                                 Registrant's
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

   10.2     American Diatomite Agreement.                                              Form 10SB Registration March 22, 2000

   10.3     American Diatomite Agreement.                                              Form 10-KSB October 20, 2000

   10.4     Agreement to Sell and Purchase Mineral Reserves, Real Property and
            Shares of Common Stock                                                     Form 10-KSB October 15, 2001

   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                        Form 10-KSB October 15, 2001

   10.7     2003 Stock Option Plan                                                     Schedule 14(a) October 24, 2002

   31.1     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

   31.2     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
            Officer by Vice-President, Secretary and Treasurer

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