Form 10KSB/A
period 2003-09-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2004-02-19
CIK 1083742

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

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

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 2003 Annual Meeting of Stockholders.  Part III

                            EXPLANATION OF AMENDMENT

The Registrant, Intrepid Technology & Resources, Inc., (the "Company"), received two letters from the Securities and Exchange Commission dated November 24, 2003 and February 3, 2004. The Commission made comments and requested the registrant amend the original filing of the Report on form 10-KSB to include the quarterly information along with substantive changes resulting from the merger of March 25, 2002. Amended hereto are Items 1,2, 6 & 7.

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

FINANCIAL REPORTS
A copy of Intrepid Technology & Resources, Inc.'s Financial Reports, filed with the Securities and Exchange Commission, may be obtained by writing to:
Intrepid Technology & Resources, Inc.
501 West Broadway
Suite 200
Idaho Falls, Idaho 83402
www.intrepid21.com
or at: The Securities and Exchange Commission office, Public Reference Room 450 Fifth Street, N.W., Washington D.C. 20549 or at the SEC web site address (http://www.sec.gov)


TRANSFER AGENT
Columbia Stock Transfer Company
PO Box 2196
Coeur d'Alene, Idaho 83816-2196
Phone:  208-664-3544
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR
Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                TABLE OF CONTENTS

                                                              PART I

    Item       1.   Business.......................................................................................  4
    Item       2.   Properties.....................................................................................  8
    Item       3.   Legal Proceedings..............................................................................  9
    Item       4.   Submission of Matters to a Vote of Security Holders............................................  9

                                                              PART II

    Item       5.   Market of Registrants Common Equity and Related Stockholders Matters...........................  9
    Item       6.   Management's Discussion and Analysis...........................................................  9
    Item       7.   Financial Statements and Supplementary Data.................................................... 16
    Item       8.   Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure..................................................................................... 32

                                                              PART III

                    Items 9, 10, 11, and 12 are incorporated by reference from the definitive proxy statement...... 32
    Item      13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................... 33
    Item      14.   Controls and Procedures........................................................................ 34
                    Signatures..................................................................................... 36
                    Certifications

                                     PART I

ITEM 1.     BUSINESS

In January 2002, Iron Mask Mining Company, ("IMKG") signed a letter of intent to merge with Intrepid Engineering Services, ("IES") and Western Technology Management, ("WTM"). In March of 2002, the merger was concluded as a capital transaction with IMKG issuing 25,000,000 common shares, $.005 par value for the outstanding zero par value shares of IES and WTM. The Company now operates as Intrepid Technology and Resources, Inc., and subsidiaries ("the Company"), an Idaho corporation.

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

MINING AND MINERAL RIGHTS

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

COMPETITION

The Company competes with both large and small companies in the markets in which it operates. The principal competitors in the engineering services sector are all privately held or employee owned companies and therefore not actively traded on any market. The same is true of the alternative renewable energy fields, with the exception of World Water Corporation ("WWAT"), which can only be considered a distant competitor in that they focus entirely on supplying equipment and providing water and power management services for rural communities.

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

          LOCATION                   FUNCTION                SIZE                  OWN/LEASE              UTILIZATION
          --------                   --------                ----                  ---------              -----------
Idaho Falls, Idaho             Corporate Office         5,500 sq. ft.                Lease                   100%

Mining Rights

Garnett, Montana               Mineral Rights                N/A                      Own                 Asset Base
Gooding County, Idaho          Diatomaceous Earth        6,400 acres                  Own                 Asset Base
                               Mining Rights



================================================================================

GARNETT MINERAL RIGHTS

The Company entered into an agreement dated August 23, 2001 and Addendum dated September 24, 2001 with Cordoba Corporation and Garnet Mining Corporation, whereby in exchange for the issuance of 16,367,280 shares of the common stock of the Company (subject to later adjustment depending on the share value of the free-trading shares of the Company) it acquired the mineral rights to lands that have been drilled in the past on approximately 250-foot centers. These lands are located in Western Montana approximately fifty miles northeast of Missoula, Montana. There is insufficient data to support whether or not this property has any definable reserves or tonnages of mineralized materials and further exploration would be needed in order to make such a determination.

In addition, the Company acquired the option to purchase the fee simple title to further patented mining claims in the immediate area surrounding the defined area, which both contain stockpiled ores and recoverable mine tailings amenable to near-term processing. The Company allowed this option to expire without action on June 30, 2002 since the Company determined developing the site was not feasible.

LOCATION

The Garnett District occupies the crest of the Garnet Range, and is accessible from Interstate 90 to the south, via a rough road leading from the Bearmouth exit. From the north, access is via a well-maintained county road leaving Montana State Highway 200 near the Lubrecht Camp exit, five miles east of Potomac.

CLOVER CREEK DIATOMACEOUS EARTH MINING RIGHTS

In May 2000, the Company entered into an agreement with American Diatomite, L.L.C., an Idaho limited liability company ("American") wherein the Company acquired the mining rights (with an option to purchase) to forty-two unpatented mining claims located in Gooding County, Idaho that contain diatomite. Diatomite is a sedimentary rock composed of the microscopic skeletons or frustules of single-celled, mainly planktonic aquatic plants (diatoms). Diatomite possesses a number of characteristics that are utilized in many industrial applications. Powdered diatomite is used as a filter aid, filler, heat insulator, abrasive, and absorbent. It must be emphasized that the Company only holds the mining rights to this deposit and does not make any representations relative to either the quality or quantity of diatomite that may or may not be present in that deposit.

LOCATION

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

The Company has 25,000,000 stock options authorized by the 2003 Stock Option plan with no warrants available. The Company has a convertible and redeemable debenture, whereby redemption or conversion to common stock is allowed, but as of June 30, 2003 there no issued or outstanding preferred shares.

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

2003 FINANCIAL RESULTS COMPARED TO 2002

The Company's 2003 operating revenue was $2,463,795 compared to $2,268,940 last year, with a gross profit of $465,488 compared to $486,106 last year. Revenue and direct costs increased in 2003 as a result of the Company having a full year of engineering contracts completed compared to only having completed engineering contracts in the fourth quarter of 2002 as a result of the merger occurring on March 25, 2002.

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

The following table shows each element of the statement of operations as a percentage of revenue:

                                                 Year Ended                               Year Ended
                                               June 30, 2003                            June 30, 2002
                                     -----------------------------------      -----------------------------------
                                           Whole $             %                   Whole $             %
                                     -----------------------------------      -----------------------------------
Revenue                                   2,463,795                               2,268,940
Direct operating costs                    1,998,307          81.1%                1,782,834          78.6%
                                          ---------                               ---------

Gross profit                                465,488          18.9%                  486,106          21.4%
Write down of assets                          --              0.0%                     --             0.0%
Selling, general and administrative         557,844          22.6%                  844,426          37.2%
                                          ---------                               ---------

Income from operations                      (92,356)         -3.8%                 (358,320)        -15.8%
Interest income                               --              0.0%                     --             0.0%
Interest expense                            (32,905)         -1.3%                  (20,775)           .9%
                                          ---------                               ---------

Net loss before income taxes               (125,261)         -5.1%                 (379,095)        -16.7%

Income tax expense (benefit)                (49,543)         -2.0%                 (336,000)        -14.8%
                                          ---------                               ---------


Net loss                                    (75,718)         -3.1%                  (43,095)         -1.9%
                                          =========                               =========


REVENUE

Revenue for 2003, increased to $2,463,795 compared to $2,268,940 for 2002. The Company's 2003 operating revenue increased 9% from the prior year showing a continuous improvement upon which the Company intends to expand and further develop along with the alternative energy and resource work.

DIRECT OPERATING COSTS

For the year ending June 30, 2003, the Company had direct operating costs of $1,998,307 or 81.1% of revenue in support of the engineering services compared to $1,782,834 or 78.6% of revenue for the year ended June 30, 2002. For the year ended June 30, 2002 direct operating costs were adjusted by an increase of $1,177,683 as a result of the merger showing 12 months of operation rather than only the fourth quarter as originally reported. These increases in direct operating costs are the result of the Company's engineering revenue increasing, in that direct operating costs are relatively constant in relation to revenue.

GROSS PROFIT

Gross profit decreased to $465,488 in fiscal year 2003 compared to $486,106 in fiscal year 2002. This decrease is a direct reflection of the increased direct operating costs, but is relatively constant in relation to revenue for the two years at 18.9% and 21.4% respectively.

GENERAL SELLING AND ADMINISTRATIVE EXPENSES

General selling and administrative expenses were 22.6% of revenue or $557,844 at June 30, 2003 compared to 37.2% of revenue or $844,426 at June 30, 2002. This large reduction of general selling and administrative expenses is the result of the Company having resolved and paid most of the large costs associated with the merger with Iron Mask Mining Company. The Company had been encumbered with a large amount of general selling and administrative expenses for certain consulting, legal fees, and surveys and assessments associated with the merger. The greater majority of these merger costs have now been paid and settled and the Company expects the future general selling and administrative expenses to be related to current business.

INTEREST REVENUE

The Company had no interest revenue for the year ended June 30, 2003 or 2002.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2003 increased to $32,905 compared to $20,775 for the same period ending June 30, 2002. The interest expense was increased by $14,965 as a result of the merger reflecting 12 months of operation rather than the 3 months originally reported. The total interest expense increased in 2003, as a result of higher debt balances owed to shareholders and officers.

INCOME TAXES

The effective tax rate equals or is close to statutory tax rate as a result of the fact that NOL carry forwards amount of losses are not deductible and the change in valuation allowance taken against the deferred tax asset. The net operating loss carry forward of approximately $1,800,000 at June 30, 2003, begins to expire in the year 2019. The provision increased as the Company had a total net loss for the year. The Company has calculated the total deferred tax asset of approximately $826,000, which is offset by an allowance of approximately $441,000. The Company has shown net income for the past three quarters and believes that more likely than not enough net income will be generated from anticipated projects, over the next several years, that the deferred tax asset, net of valuation allowance will be used. In the current year the provision amount relates to current operations. The amount of net operating loss carry forward expires $66,000 in 2008, $21,000 in 2018, $7,000 in 2019,
$89,000 in 2020, $77,000 in 2021 and $1,371,000 in 2022 and $169,000 in 2023.

NET LOSS

At June 30, 2003 the Company realized a net loss of $75,718 compared to a loss of $43,095 for the year ended June 30, 2002. The net loss is also adjusted in total as a result of the restated merger reflecting 12 months of operation in 2002 rather than the 3 months that was originally reported.

OTHER INFORMATION

CUSTOMERS

In 2003, the Company managed several engineering services agreements with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, which constituted the majority of the Company's revenue. In 2002, the Company's primary customers were: INEEL, Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West, the Bureau of Land Management and the state of Idaho. In 2003 and 2002, INEEL provided revenue in the amount of $2,128,099 and $1,257,364 respectively while Fluor Federal Services, Inc., provided $36,214 and $72,704 for each year respectively. Of these two companies, only the INEEL provided more than ten percent of the total revenue recognized by the Company in either year. In the future, the Company cannot be certain that it will derive the same percentages of federal contracted revenue due to a recently announced mission change and intent to rebid the primary Site Maintenance & Operations (M&O) contract at the INEEL, along with a decision by the incumbent M&O contractor to give preference to local minority and disadvantaged business rather than openly compete contracts. The Company is continuously seeking additional revenue sources from engineering and alternative energy work for other private, commercial and government customers.

COMPLIANCE WITH APPLICABLE LAWS AND REGULATIONS - The Company is in compliance with all current laws and regulations.

CHANGES IN LAWS AND REGULATIONS - None Applicable

EXPOSURE TO LITIGATION - None

NEW TECHNOLOGIES - None

ACCESS TO CAPITAL - The Company will make reasonable efforts to meet cash flow demands from ongoing operations however, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as additional loans and possibly investment capital by issuance of debenture notes or preferred stock

LOSS OF MAJOR CONTRACTS - None

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

CAPITAL RESOURCES AND LIQUIDITY

The Company will make reasonable efforts to meet cash flow demands from ongoing operations; however, it believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as additional loans and possibly investment capital by issuance of debenture notes and preferred stock. As of June 30, 2003, the Company had a working capital deficit of $438,285 compared to a deficit of $434,838 for the previous year ending June 30, 2002. The current ratio at June 30, 2003 was .51:1 and also .51:1 at June 30, 2002. The Company believes that with new contracts and its current efforts for borrowing that it will be able to meet obligations as they become due. The Company is also taking active measures to speed up the collection of its current accounts receivable, while no receivables appear to be uncollectible.

The Company had available for borrowing a line of credit of $200,000 as of June 30, 2003 and of which $199,779 was outstanding at June 30, 2003. The line of credit bore interest at the prime rate plus two percent. The Company has converted this line of credit to a term loan with the same interest rate (prime plus two percent) and which will expire March 15, 2004. The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of June 30, 2003, the line of credit was in good standing, and as of the date of this amended filing the term loan is also in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: The loans from Mr. Kenoyer of $21,222 and Mr. Dustin of $42,488 accrue interest at an annual rate of 10 percent payable on demand.

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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Intrepid Technologies & Resources, Inc. and Subsidiaries
Idaho Falls, Idaho

We have audited the accompanying balance sheets of Intrepid Technologies & Resources, Inc. and Subsidiaries, as of June 30, 2003 and 2002, and the related statements of operations, cash flows, and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intrepid Technologies & Resources, Inc. and Subsidiaries, as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Balukoff Lindstrom & Co., P.A.,
Boise, Idaho
August 16, 2003
(Except for Note 2 dated February 18, 2004)

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                          JUNE 30,        June 30,
                                                                            2003            2002
                                                                         ----------      ----------
ASSETS
Current Assets:
   Cash                                                                  $   27,175      $   71,959
   Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                      412,058         289,078
   Investments                                                                5,000              --
   Other assets                                                               3,986          99,863
                                                                         ----------      ----------
      Total current assets                                                  448,219         460,900

Equipment, net                                                               37,177          45,861
Deferred tax asset                                                          385,543         336,000
                                                                         ----------      ----------
      Total Assets                                                       $  870,939      $  842,761
                                                                         ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $  245,596      $  133,932
   Accrued liabilities                                                      163,097         185,444
   Deferred compensation                                                    193,232         326,776
   Line of credit                                                           199,779         199,779
   Long term debt - current portion                                          84,800          49,807
                                                                         ----------      ----------
      Total current liabilities                                             886,504         895,738

Long term debt                                                                   --          11,252
                                                                         ----------      ----------
      Total liabilities                                                     886,504         906,990
Commitments and contingencies
Shareholders' equity:
   Common stock, $.005 par value, 135,000,000 authorized, 97,130,584
      and 89,543,609 shares issued and outstanding, respectively            455,653         417,718
   Additional paid-in capital                                              (170,181)       (256,628)
   Notes receivable - shareholders                                          (36,900)        (36,900)
   Retained earnings (deficit)                                             (264,137)       (188,419)
                                                                         ----------      ----------
      Total shareholders' equity                                            (15,565)        (64,229)
                                                                         ----------      ----------

Total Liabilities and Shareholders' Equity                               $  870,939      $  842,761
                                                                         ==========      ==========

The accompanying notes are an integral part of these financial statements.

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                       For the Years Ended
                                                            June 30,
                                                     2003              2002
                                                 ------------      ------------
Revenue                                          $  2,463,795      $  2,268,940
Direct operating costs                              1,998,307         1,782,834
                                                 ------------      ------------

Gross profit                                          465,488           486,106
Selling, general and administrative expenses          557,844           844,426
                                                 ------------      ------------

Income (loss) from operations                         (92,356)         (358,320)
                                                 ------------      ------------

Interest revenue                                           --                --
Interest expense                                      (32,905)          (20,775)
                                                 ------------      ------------

Net loss before income taxes                         (125,261)         (379,095)
Provision for income taxes (benefit)                  (49,543)         (336,000)
                                                 ------------      ------------

Net loss                                         $    (75,718)     $    (43,095)
                                                 ============      ============

Net loss to common shareholders                  $    (75,718)     $    (43,095)
                                                 ============      ============

Basic earnings (loss) per share                  $     (.0009)     $     (.0009)
                                                 ============      ============

Diluted earnings per share                       $         --      $         --
                                                 ============      ============

Dividends paid per common share                            --                --
                                                 ============      ============


The accompanying notes are an integral part of these financial statements.

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                        ADDITIONAL                       RETAINED
                                           COMMON        PAID-IN           NOTE          EARNINGS
                                            STOCK        CAPITAL        RECEIVABLE       (DEFICIT)
                                          ---------     ----------      ----------      -----------
Balance, June 30, 2001                    $ 110,887     $  942,140      $       --      $(1,122,876)
                                          =========     ==========      ==========      ===========

Net loss                                         --             --              --          (43,095)
Common stock issued for services            107,495      1,297,683              --               --
Common stock issued for mining rights       104,336      3,619,120              --               --
Note receivable from shareholders                --             --         (36,900)              --

Merger-capital transaction                   95,000     (6,115,571)             --          977,552
                                          ---------     ----------      ----------      -----------

Balance, June 30, 2002                    $ 417,718     $ (256,628)     $  (36,900)     $  (188,419)
                                          =========     ==========      ==========      ===========

Net loss                                         --             --              --          (75,718)
Common stock issued for services             37,935         86,445              --               --
                                          ---------     ----------      ----------      -----------
Balance, June 30, 2003                    $ 455,653     $ (170,181)     $  (36,900)     $  (264,137)
                                          =========     ==========      ==========      ===========


The accompanying notes are an integral part of these financial statements.

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                              FOR THE YEAR ENDED JUNE 30,

                                                                                2003                2002
                                                                             ----------          ----------
Cash flows from operating activities:
     Net loss                                                                $  (75,718)         $  (43,095)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                              9,140                 343
        Gain on disposal of assets                                               (9,441)                 --
        Expenses in exchange for issuance of common stock                        89,385             114,756

Changes in assets and liabilities:
        Accounts receivable, net                                               (122,980)           (128,493)
        Prepaids and other assets                                                95,877             130,137
        Deferred tax asset                                                      (49,543)           (336,000)
        Accounts payable                                                        111,664             115,574
        Accrued liabilities                                                     (22,353)            149,392
        Deferred compensation                                                  (133,543)             96,776
                                                                             ----------          ----------

Net cash provided (used) by operating activities                               (107,512)             99,390

Cash flows from investing activities:
        Purchase of investments                                                  (5,000)                 --
        Purchases of equipment                                                  (13,738)             (7,737)
                                                                             ----------          ----------
Net cash used in investing activities                                           (18,837)             (7,737)

Cash flows from financing activities:
        Common stock proceeds                                                    35,000                  --
        Debenture sales                                                          10,150                  --
        Net proceeds from line of credit                                                             53,004
        Proceeds from note payable                                               79,517                  --
        Payments on notes payable                                               (43,201)           (118,588)


Net cash provided by financing activities                                        81,466             (65,584)

Decrease in cash and cash equivalents                                           (44,784)             26,069
Cash and cash equivalents at beginning of period                                 71,959              45,890
                                                                             ----------          ----------

Cash and cash equivalents at end of period                                   $   27,175          $   71,959
                                                                             ==========          ==========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                                        $   30,916          $    5,810
Non cash investing and financing transactions
        Purchase of mining rights with common stock                                  --                  --
        Expenses in exchange for common stock                                    89,385             114,756

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

The consideration paid in connection with the merger, determined through arms-length negotiations between executive management resulted in IMKG issuing 25 million shares of its common stock for the shares of IES and WTM. As a result of the merger WTM and IES shareholders own 25% and 6%, respectively, of the outstanding shares of stock. Subsequent to the merger the name was changed to Intrepid Technology and Resources, Inc.

The following table reports the Company's interim condensed and consolidated balance sheet information as originally reported under SFAS 141 ($ in whole dollars):

                                                               Q1                Q2                Q3                 Q4
                                          JUNE 30,        SEPTEMBER 30,      DECEMBER 31,        MARCH 31,         JUNE 30,
                                            2002              2002               2002              2003              2003
                                        ------------      -------------      ------------      ------------      ------------
ASSETS
Current Assets:
   Cash                                 $     71,959      $      45,124      $     33,722      $      9,683      $     27,175
   Receivables, net of allowance             289,078            244,256           296,293           284,980           412,058
   Other receivables                              --            100,000           100,000            24,714             5,000
   Other current assets                       99,863              1,162             3,461             4,461             3,986
                                        ------------      -------------      ------------      ------------      ------------
      Total current assets                   460,900            390,542           433,476           323,838           448,219

Equipment, net                                45,861             43,400            31,780            29,521            37,177
Goodwill                                     526,848            522,309           529,868           523,929           538,947
Mining rights                              3,273,456          3,273,456         3,273,456         3,273,456         3,273,456
Deferred tax asset                           336,000            413,803           392,934           385,543           385,543
                                        ------------      -------------      ------------      ------------      ------------

      Total Assets                      $  4,643,065      $   4,643,510      $  4,661,514      $  4,536,287      $  4,683,342
                                        ============      =============      ============      ============      ============

LIABILITIES AND EQUITY
Current liabilities:
   Accounts payable                     $    133,932      $     176,240      $    235,438      $    173,225      $    245,596
   Accrued liabilities                       185,444            173,274           175,465           144,643           163,091
   Deferred compensation                     326,776            380,804           298,032           198,031           193,232
   Line of credit                            199,779            198,618           198,910           198,704           199,779
   Long term debt - current portion           49,807             11,730            25,403            78,590            84,800
                                        ------------      -------------      ------------      ------------      ------------
      Total current liabilities              895,738            940,666           933,247           793,193           886,498

Long term debt                                11,252             44,746                --                --                --
Commitments and contingencies
   Common stock, $.005 par value             417,718            423,732           452,375           452,925           455,653
   Additional paid-in capital             11,983,943         12,019,119        12,051,097        12,051,647        12,070,390
   Notes receivable - shareholders           (36,900)           (36,900)          (36,900)          (36,900)          (36,900)
   Retained earnings (deficit)            (8,628,686)        (8,747,853)       (8,738,305)       (8,724,578)       (8,692,305)
                                        ------------      -------------      ------------      ------------      ------------
      Total shareholders' equity           3,736,075          3,658,098         3,728,267         3,755,964         3,796,844
                                        ------------      -------------      ------------      ------------      ------------
Total Liabilities and Shareholders'
Equity                                  $  4,643,065      $   4,643,510      $  4,661,514      $  4,536,287      $  4,683,342
                                        ============      =============      ============      ============      ============

As a result of the change in reporting of the merger, APB Opinion No. 20, "Accounting Changes" requires previously reported financial statements be restated. APB 28 "Interim Financial Reporting" requires the restatement of the quarterly financial statements of publicly traded companies. Therefore the following table reports the Company's interim condensed and consolidated balance sheet information reflecting the adjustments needed to restate the financial statements. ($ in whole dollars):

                                                         Q1
                                     --------------------------------------------           Q2               Q3             Q4
                                                                                       DECEMBER 31,       MARCH 31,      JUNE 30,
                                                SEPTEMBER 30, 2002                         2002             2003           2003
                                                -------------------                        ----             ----           ----

                                      Original     Adjustments   *      Restated         Restated         Restated       Restated
                                     -----------   ------------         ---------        ---------        ---------      ---------
ASSETS
Current Assets:

Cash                                 $    45,124                        $  45,124       $   33,722        $   9,683      $  27,175
Receivables                              244,256                          244,256          296,293          284,980        412,058
Other receivables                        100,000                          100,000          100,000           24,714          5,000
Other assets                               1,162                            1,162            3,461            4,461          3,986
                                     -----------                        ---------        ---------        ---------      ---------
Total current assets                     390,542                          390,542          433,476          323,838        448,219

Equipment, net                            43,400                           43,400           31,780           29,521         37,177
Goodwill                                 522,309      (522,309) (a)            --               --               --             --
Mining rights                          3,273,456    (3,273,456) (b)            --               --               --             --
Deferred tax asset                       413,803                (c)       413,803          405,804          396,333        385,543
                                     -----------   -----------          ---------        ---------        ---------      ---------

      Total Assets                   $ 4,643,510   $(3,795,765)         $ 847,745        $ 871,060        $ 749,692      $ 870,939
                                     ===========   ===========          =========        =========        =========      =========

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable                       $ 176,240                        $ 176,240       $  235,438       $  173,225      $ 245,596
Accrued liabilities                      173,274                          173,274          175,465          144,643        163,097
Deferred compensation                    380,804                          380,804          298,032          198,031        193,232
Line of credit                           198,618                          198,618          198,910          198,704        199,779
LT debt - current                         11,730                           11,730           25,403           78,590         84,800
                                     -----------                        ---------        ---------        ---------      ---------
Total current liabilities                940,666                          940,666          933,248          793,193        886,504

Long term debt                            44,746                           44,746               --               --             --
Commitments
Common stock $.005 par                   423,732                          423,732          452,375          452,925        455,653
Additional paid-in capital            12,019,119   (12,240,571) (d)      (221,452)        (189,474)        (188,924)      (170,181)
Notes receivable                         (36,900)                         (36,900)         (36,900)         (36,900)       (36,900)
Retained earnings (deficit)           (8,747,853)    8,444,806  (e)      (506,364)        (288,189)        (270,602)      (264,137)
                                     -----------                        ---------        ---------        ---------      ---------
Total shareholders' equity             3,658,098    (3,795,765) (f)      (137,667)         (62,188)         (43,501)       (15,565)
                                     -----------   -----------          ---------        ---------        ---------      ---------

Total Liabilities and
Shareholders' Equity                 $ 4,643,510   $(3,795,765)         $ 847,745        $ 871,060        $ 749,692      $ 870,939
                                     ===========   ===========          =========        =========        =========      =========

----------
(a) As a result of the merger no goodwill or intangible assets are to be recorded

(b) To eliminate all value(s) associated with the Garnett and Copper Cliff properties in Montana

(c) For each of the quarters ending December 2002, March and June 2003 the deferred tax asset was adjusted from the amounts originally reported by the change in the net income or loss for the period

(d) As a result of the merger and accounting for the transaction as a capital transaction the additional paid in capital

(e) To adjust the accumulated deficit as a result of the merger

(f) The total equity of the Company is reduced by the result of the entries to the equity accounts

The following table shows the adjustments, with explanations, needed to restate the balance sheet as of June 30, 2002.

                                                                             June 30,
                                                                               2002

                                                          Restated          Adjustment          Original
                                                        ------------      --------------      ------------
ASSETS
Current Assets:

   Cash                                                 $     71,959                          $     71,959
   Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                       289,078                               289,078
   Investments                                                    --                                    --
   Other assets                                               99,863                                99,863
                                                        ------------                          ------------
      Total current assets                                   460,900                               460,900

Equipment, net                                                45,861                                45,861
Goodwill                                                          --      $     (526,848)          526,848
Mining rights                                                     --          (3,273,456)        3,273,456
Deferred tax asset                                           336,000                  --           336,000
                                                        ------------      --------------      ------------
      Total Assets                                      $    842,761      $   (3,800,304)     $  4,643,065
                                                        ============      ==============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $    133,932                          $    133,932
   Accrued liabilities                                       185,444                               185,444
   Deferred compensation                                     326,776                               326,776
   Line of credit                                            199,779                               199,779
   Long term debt - current portion                           49,807                                49,807
                                                        ------------                          ------------
      Total current liabilities                              895,738                               895,738

Long term debt                                                11,252                                11,252
                                                        ------------                          ------------
     Total liabilities                                       906,990                               906,990
Commitments and contingencies
Shareholders' equity:
Common stock, $.005 par value, 135,000,000
  authorized, 97,130,584 and 83,543,609 shares
  issued and outstanding, respectively                       417,718                               417,718
Additional paid-in capital                                  (256,628)     $  (12,240,571)       11,983,943
Notes receivable - shareholders                              (36,900)                              (36,900)
Retained earnings (deficit)                                 (188,419)          8,440,267        (8,628,686)
                                                        ------------      --------------      ------------
      Total shareholders' equity                             (64,229)         (3,800,304)        3,736,075
                                                        ------------      --------------      ------------

Total Liabilities and Shareholders' Equity              $    842,761      $   (3,800,304)     $  4,643,065
                                                        ============      ==============      ============

The following table reports the Company's interim condensed and consolidated statement of operations information as originally reported:

                                                       Q1                Q2                Q3                Q4
                                                 SEPTEMBER 30,      DECEMBER 31,        MARCH 31,         JUNE 30,
($ IN WHOLE DOLLARS)                                  2002              2002              2003              2003
                                                 -------------      ------------      ------------      ------------
Revenue                                          $     645,113      $    517,390      $    585,367      $    715,925
Direct operating costs                                 573,264           378,439           451,257           595,347
                                                 -------------      ------------      ------------      ------------
Gross profit                                            71,849           138,951           134,110           120,578
Write down on assets                                        --                --                --
Selling, general and administrative expenses           262,033            71,705           101,293           110,714
                                                 -------------      ------------      ------------      ------------

Income (loss) from operations                         (190,184)           67,246            32,817             9,864

Interest expense                                        (6,787)           (7,618)          (11,700)           (6,800)
                                                 -------------      ------------      ------------      ------------
Net loss before income taxes                          (196,971)           59,628            21,117             3,064
Provision for income taxes (benefit)                   (77,804)           20,870             7,391                --
                                                 -------------      ------------      ------------      ------------

Net income (loss)                                $    (119,167)     $     38,758      $     13,726      $      3,064
                                                 =============      ============      ============      ============

Net income (loss) to common shareholders         $    (119,167)     $     38,758      $     13,726      $      3,064
                                                 =============      ============      ============      ============

Basic earnings (loss) per share                  $      (.0013)     $     .00043      $     .00015      $      .0001
                                                 =============      ============      ============      ============

Diluted earnings per share                       $          --      $         --      $         --      $         --
                                                 =============      ============      ============      ============

The following table reports the Company's interim condensed and consolidated statement of operations reflecting the adjustments needed to restate the financial statements:

                                                        Q1                            Q2             Q3             Q4
                                                   SEPTEMBER 30,                  DECEMBER 31,    MARCH 31,      JUNE 30,
($ IN WHOLE DOLLARS)                                   2002                           2002          2003           2003
                                                ------------------                    ----          ----           ----
                                    Original       Adjustments       Restated       Restated       Restated       Restated
                                    ---------      -----------      ---------      ---------      ---------      ---------
Revenue                             $ 645,113                       $ 645,113      $ 517,390      $ 585,367      $ 715,925
Direct operating costs                573,264                         573,264        378,439        451,257        595,347
                                    ---------                       ---------      ---------      ---------      ---------
Gross profit                           71,849                          71,849        138,951        134,110        120,578
Selling, general and
  administrative expenses             262,033           (4,539)(g)    257,494        108,475         95,352         96,523
                                    ---------      -----------      ---------      ---------      ---------      ---------

Income (loss) from operations        (190,184)           4,539       (185,645)        30,456         38,758         24,055

Interest expense                       (6,787)                         (6,787)        (7,618)       (11,700)        (6,800)
                                    ---------                       ---------      ---------      ---------      ---------
Net loss before income taxes         (196,971)           4,539       (192,432)        22,858         27,058         17,255
Provision for income taxes
  (benefit)                           (77,804)                 (h)    (77,804)         8,000          9,470         10,790
                                    ---------      -----------      ---------      ---------      ---------      ---------

Net income (loss)                   $(119,167)           4,539      $(114,628)     $  14,858      $  17,588      $   6,465
                                    =========      ===========      =========      =========      =========      =========

Net income (loss) to common
  shareholders                      $(119,167)           4,539      $(114,628)     $  14,858      $  17,588      $   6,465
                                    =========      ===========      =========      =========      =========      =========

Basic earnings (loss) per share     $  (.0013)                      $  (.0013)     $   .0002      $   .0002      $   .0002
                                    =========                       =========      =========      =========      =========

Diluted earnings per share          $      --                       $      --      $      --      $      --      $      --
                                    =========                       =========      =========      =========      =========

----------
(g) Amortization of intangibles is adjusted in each of the four quarters by $4,539; $5,941; $36,770; and $14,191

(h) Provision for incomes taxes is adjusted from the amounts originally reported by the change in the net income or loss for the period

The following table shows the adjustments, with explanations, needed to restate the statement of operations for the year ended June 30, 2002.

                                                                     2002
                                                 ---------------------------------------------
                                                  Restated         Adjustment        Original
                                                 -----------      -----------      -----------
Revenue                                          $ 2,268,940      $ 1,536,503(i)   $   732,437
Direct operating costs                             1,782,834        1,177,683(j)       605,151
                                                 -----------                       -----------

Gross profit                                       1,264,521                           127,286
Write down on assets                                               (6,398,788)(k)    6,398,788
Selling, general and administrative expenses         844,426         (720,074)(l)    1,564,500
                                                 -----------                       -----------

Income (loss) from operations                       (358,320)                       (7,836,002)
                                                 -----------

Interest revenue                                          --               (2)(m)            2
Interest expense                                     (20,775)         (14,965)(n)       (5,810)
                                                 -----------                       -----------

Net loss before income taxes                        (379,095)                       (7,841,810)
Provision for income taxes (benefit)                (336,000)                         (336,000)
                                                 -----------                       -----------

Net loss                                         $   (43,095)                      $(7,505,810)
                                                 ===========                       ===========

Net loss to common shareholders                  $   (43,095)                      $(7,505,810)
                                                 ===========                       ===========

Basic earnings (loss) per share                  $     .0009                       $      (.15)
                                                 ===========                       ===========

Diluted earnings per share                       $        --                       $        --
                                                 ===========                       ===========

Dividends paid per common share                           --                                --
                                                 ===========                       ===========


----------
(i) To adjust total sales as a result of the merger to include 12 months of operation for IES rather than the 3 months originally reported

(j) To adjust total direct operating costs as a result of the merger to include 12 months of operation for IES rather than the 3 months originally reported

(k) To eliminate the write down of goodwill and intangible assets that were eliminated in the merger

(l) To adjust the S, G&A expense for the merger to include 12 months of operation for IES rather than the 3 months originally reported

(m) To eliminate the interest revenue as a result of the merger

(n) To adjust the interest expense to the correct amount for 12 months of operation for IES rather than the 3 months originally reported

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

Accounts Receivable. Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performances and projections of trends. These projections for doubtful accounts have been recorded based on previous history of charge offs, which have been insignificant. The Company contracts with federal governmental agencies for engineering, which have not been delinquent and management does not believe there is a collectability issue with these contracts. Therefore, no allowance has been recorded at June 30, 2003 and 2002 or the interim periods thereto. As of June 30, 2003 the Company has one account past due for approximately $5,000. The Company has no intention of writing this account off and believes it will collect the receivable in due time.

Notes Payable. The Company has various notes payable to individuals and officers. The Company has exchanged a portion of the notes for issuance of the Company's common stock. The Company has incurred additional expenses with outside consultants and has paid a portion of those obligations with the issuance of common stock under the rules provided for S-8 issuances.

Revenue Recognition. The Company's revenue is derived mainly from contracts for its engineering consulting and other services. The Company has fixed-price and cost-plus contracts with its customers. Revenue from these contracts is recognized as services are performed. The Company has recorded revenue for work performed but not billed as of June 30, 2003. The total unbilled revenue as of June 30, 2003 is $38,178. The Company expects to receive the unbilled amount during the first quarter 2004. Equipment. Property and equipment are recorded at cost and depreciated on straight-line and declining balance methods over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted.

Income Per Share. Basic earnings per share are computed on net income and the weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.

                                         (000's except per share amounts)
                                               Year Ended June 30,
                                           2003                  2002
                                         --------              --------
Net loss                                 $    (76)             $    (43)

Weighted average shares outstanding-
    Common shares                          87,939                48,785
                                         --------              --------

Basic earnings per share                 $ (.0009)             $ (.0009)
                                         ========              ========
Diluted earnings per share               $     --              $     --
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

Major Customers. In 2002, the Company's primary customers were Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West, the US Department of Agriculture, Bureau of Land Management and the state of Idaho. INEEL provided more than ten percent of the total revenue recognized by the Company in 2003. In 2002, INEEL and Fluor Federal Services accounted for ten percent or more of the Company's revenue.

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

Notes Receivable. As of June 30, 2003, the Company has non-interest bearing notes receivable from employees totaling $36,900 for the purchase of the Company's common shares and is recorded in the equity section of the balance sheet. The notes are from employees:

     Gary Mecham           $6,900                    Don Dustin                $6,900
     David Roth            $6,900                    Shaun Dustin              $6,900
     Scott Francis         $6,900                    Lynn Higgins              $2,400


NOTE 4. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA.

The unaudited consolidated quarterly results of operations for 2003 and 2002 ($ in thousands, except per share amounts) were:

REPORTED IN
$(000)                  FIRST QUARTER          SECOND QUARTER          THIRD QUARTER         FOURTH QUARTER

                       2003        2002        2003       2002        2003       2002        2003       2002
                      ------      ------      ------     ------      ------     ------      ------     ------
Revenue                  645         515         517        515         585        507         717        732

Net Income (loss)       (115)        (10)         15        (10)         18        (10)          6        (10)
                      ------      ------      ------     ------      ------     ------      ------     ------

Basic earnings
(loss) per share      (.0013)     (.0004)      .0002     (.0004)     $.0002     (.0002)     $.0002     (.0001)


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
                                            --------
                                            $ 37,177
                                            ========

NOTE 6. LONG TERM DEBT.

A summary of long-term obligations at June 30, 2003 is as follows:

Debenture, due November 1, 2003, 6% interest rate plus 1% bonus interest paid at issuance, of company common stock, convertible at the company's option to
 common stock upon meeting criteria of paragraph 4.8 of the debenture agreement.        $   10,150

Note payable to various shareholders due on demand, interest at 10 percent.             $   63,710
The notes are unsecured.

Notes payable to St. Paul Insurance, 6% interest due monthly with final
payment due June 15, 2004.                                                              $    5,093

Not payable due Reggie Hall 6% interest,
currently due in full.                                                                  $    5,847
                                                                                        ----------
                                                                                        $   84,800
                                                                                        ==========

Revolving Line of Credit

The Company had a line of credit of $200,000 as of June 30, 2003 of which $199,779 was outstanding at June 30, 2003. The line of credit bore interest at the prime rate plus two percent and expires March 29, 2004. The Company has converted this line of credit to a term loan at the same interest rate of prime plus two percent and an expiration date of March 15, 2004. The credit is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees of the line of credit: Dennis Keiser (President), Jacob Dustin (Vice President), Donald Kenoyer, S. Scott Francis, and Gary Mecham. As of June 30, 2003 the line of credit was in good standing.

Shareholder Notes

The following shareholders who are also officers, employees or directors, have personally lent money to the Company. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the Company: the loans from Mr. Kenoyer of $21,222 and Mr. Dustin of $42,488, which accrue interest at an annual rate of 10 percent payable on demand.

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
                                                                    ========

NOTE 8. INCOME TAXES.

The components of income tax expense at June 30, are:

        Reported in whole $
                                                2003              2002
                                             ----------        -----------
        Current
          Federal                            $       --        $        --
          State                                      --                 --
                                             ----------        -----------
                                             $       --        $        --

        Deferred
          Federal                            $  (42,111)        $ (285,000)
          State                                  (7,432)           (51,000)
                                             ----------        -----------
                                             $  (49,543)       $  (336,000)
                                             ==========        ===========

Deferred tax assets and liabilities as of June 30, 2003 consist of:

                                              Assets      Liabilities        Total
                                            ----------    -----------      ----------
                Net Operating Loss
                Carry forward               $  826,543    $        --      $  826,543
                Valuation Allowance           (441,000)            --        (441,000)
                                            ----------    -----------      ----------
                                            $ (385,543)   $        --      $ (385,543)
                                            ==========    ===========      ==========


Deferred tax assets and liabilities as of June 30, 2002 consist of:

                                              Assets      Liabilities        Total
                                            ----------    -----------      ----------
                Net Operating Loss
                Carry forward               $  777,000    $        --      $  777,000
                Valuation Allowance           (441,000)            --        (441,000)
                                            ----------    -----------      ----------
                                            $ (336,000)   $        --      $ (336,000)
                                            ==========    ===========      ==========

The following reconciles the federal and states tax provisions with the expected provisions by applying statutory rates to income before income taxes as of June 30:

        Reported in whole $
                                                   2003            2002
                                                 ---------      ----------
        Federal tax expense at statutory rate    $ (43,841)     $ (132,683)
        Recognition of NOL                                        (388,362)
        Change in valuation allowance                   --         204,000
        Other                                       (5,702)        (18,955)
                                                 ---------      ----------
        Income Tax                               $ (49,543)     $ (336,000)
                                                 =========      ==========

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

NOTE 9. INTANGIBLE ASSETS.

As a result of the merger being accounted for as a capital transaction, all intangible assets were eliminated at the time of the merger.

NOTE 10.  STOCK OPTIONS.

The Company has a stock option plan, which allows officers, directors, employees and consultants of the company to receive non-qualified and incentive stock options for a total of 25 million shares. The Company awarded 300,000 stock options to directors during the quarter ended December 31, 2002 with an exercise price of $.01. During the quarter ended December 31, 2002, the Company awarded 10,340,000 stock options with an exercise price of $.01 to employees. These options are vested at 100 percent and expire in five years from the grant date. During the 4th quarter 1,000,000 options with an exercise price of $.01 was issued to an employee. A total of 13,385,000 options were available for future option grants as of June 30, 2003.

The Company accounts for its stock options under Accounting Principles Board
(APB) Opinion No. 25 using the intrinsic value method. In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

                                                                      2003          2002
                                                                   -----------      ----
Expected volatility                                                       158%        --
Risk-free interest rates                                                  5.0%        --
Expected lives                                                         5 YEARS        --
Dividend yield                                                              0%        --%
Weighted-average fair value of options granted
     during the year (Black-Scholes)                               $       .01      $ --

Under option:
Options outstanding, beginning of year                                      --        --
Granted                                                             11,640,000        --
Exercised                                                                   --        --
Canceled                                                              (25,000)        --
                                                                   -----------      ----
Options outstanding, end of year                                    11,615,000        --
                                                                   ===========      ====

Price range per share of outstanding options                       $       .01      $ --
Price range per share of options exercised                         $        --      $ --
Price range per share of options canceled                          $       .01      $ --
Options exercisable at end of year                                  13,385,000        --
                                                                   ===========      ====
Remaining weighted average contractual life of
outstanding options as of June 30, 2003                             4.52 YEARS        --
                                                                   ===========      ====


The following table illustrates the effect on net income (loss) and earnings
(loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                              Year Ended June 30,
                                             2003            2002
                                          ----------      ----------
Net income / (loss)                       $  (75,718)     $  (43,095)

Deduct: Stock based employee
  Compensation expense determined under
  fair value based method, net of tax        (81,656)             --

Pro forma net income / (loss)             $ (157,374)     $  (43,095)

Basic earnings per share as recorded      $   (.0009)     $   (.0009)
                                          ==========      ==========
Basic earnings per share pro forma        $   (.0017)     $   (.0009)
                                          ==========      ==========

NOTE 11. CONTINGENT LIABILITY AND OTHER MINERAL RIGHTS.

The Company entered into an agreement in 2001, prior to the merger, for the purchase of other various mineral rights for the price of $3,273,456 to be paid by the issuance of 16,367,280 shares of common stock of the Company, with a deemed value of $ 0.20 per share, subject to adjustment. Per the agreement "If, within one (1) year after the execution of this agreement the publicly traded shares of Iron Mask are not trading at $ 0.20 or more per share the high price for the public sale of such shares on the anniversary date of the Agreement shall become the deemed value per share. Additional shares of the common stock of Iron Mask will be issued to the end that the total number of shares on the date of this Agreement, shall equal $ 3,273,456." As of June 30, 2003, the one-year date had not been extended. The Company believes that because the shares reached $.20 within the period no additional shares are required to be issued. The prior owners contend this share price is to be $.20 on the anniversary date. Management believes that there is no liability to the company since based on their understanding of the contract and discussions with legal counsel, the $.20 had been met.

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS.

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

                  2.  Financial statement schedules

                           Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto


3. Exhibits

Exhibit                                                                               Incorporated by Reference from
  No.                                    Description                                          Registrant's
-------     ------------------------------------------------------------------    -------------------------------------
    3.1     Articles of Incorporation                                             Form 10SB Registration March 22, 2000

    3.2     Bylaws                                                                Form 10SB Registration March 22, 2000

    3.3     Amended Articles of Incorporation                                     Form 10SB Registration March 22, 2000

    3.4     Amended Articles of Incorporation                                     Form 10SB Registration March 22, 2000

    4.1     Specimen Stock Certificate                                            Form 10SB Registration March 22, 2000

   10.1     Yellow Pines Resources Agreement                                      Form 10SB Registration March 22, 2000

   10.2     American Diatomite Agreement                                          Form 10SB Registration March 22, 2000

   10.3     American Diatomite Agreement                                          Form 10-KSB October 20, 2000

   10.4     Agreement to Sell and Purchase Mineral Reserves, Real Property and
            Shares of Common Stock                                                Form 10-KSB October 15, 2001

   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                   Form 10-KSB October 15, 2001

   10.7     2003 Stock Option Plan                                                Form 14(a) October 24, 2002

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

There have been no significant changes in Intrepid Technology and Resources, Inc., internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

CONSENT OF INDEPENDENT PUBLIC AUDITORS

As independent public accountants, we hereby consent to the inclusion of our reports on the financial statements of Intrepid Technology & Resources, Inc., dated September 26, 2003 (except for Note 2 dated February 18,2004), included in this report on Form 10-KSB/A, as filed with the Securities and Exchange Commission.

Balukoff, Lindstrom & Co., P.A.



Boise, Idaho
February 18, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTREPID TECHNOLOGY & RESOURCES, INC.
                                                       (Registrant)

Date:  February 18, 2004             By:  /s/ Dr. Dennis D. Keiser, Chief Executive Officer &
                                          President
                                          ---------------------------------------------------

Date:  February 18, 2004             By:  /s/ Dr. Jacob D. Dustin, Vice President, Secretary,
                                          and Treasurer
                                          ---------------------------------------------------

                                 EXHIBIT INDEX

Exhibit                                                                               Incorporated by Reference from
  No.                                    Description                                          Registrant's
-------     ------------------------------------------------------------------    -------------------------------------
    3.1     Articles of Incorporation                                             Form 10SB Registration March 22, 2000

    3.2     Bylaws                                                                Form 10SB Registration March 22, 2000

    3.3     Amended Articles of Incorporation                                     Form 10SB Registration March 22, 2000

    3.4     Amended Articles of Incorporation                                     Form 10SB Registration March 22, 2000

    4.1     Specimen Stock Certificate                                            Form 10SB Registration March 22, 2000

   10.1     Yellow Pines Resources Agreement                                      Form 10SB Registration March 22, 2000

   10.2     American Diatomite Agreement                                          Form 10SB Registration March 22, 2000

   10.3     American Diatomite Agreement                                          Form 10-KSB October 20, 2000

   10.4     Agreement to Sell and Purchase Mineral Reserves, Real Property and
            Shares of Common Stock                                                Form 10-KSB October 15, 2001

   10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
            Property and Shares of Common Stock                                   Form 10-KSB October 15, 2001

   10.7     2003 Stock Option Plan                                                Form 14(a) October 24, 2002

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