Form 10QSB
period 2003-12-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2004-02-20
CIK 1083742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For quarterly period ended December 31, 2003


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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ The number of shares of the Registrant's Common Stock, as of December 31, 2003: 99,612,435 shares outstanding of a total 185,000,000 authorized.

OFFICERS
Dr. Dennis D. Keiser, Chief Executive Officer & President

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

DIRECTORS
Dr. Dennis D. Keiser, Chief Executive Officer & President
Chairman of the Board

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

Michael F. LaFleur, Board Member

William R. Myers, Board Member

D. Lynn Smith, Board Member

COMMON STOCK
Par value .005
185,000,000 authorized
106,910,294 issued and outstanding at February 18, 2004
Intrepid Technology & Resources, Inc.'s common stock trades on the Bulletin Board under the symbol IESV.

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
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR
Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item  1. Financial Statements
         Balance Sheets...............................................     4
         Statements of Operations.....................................     5
         Statements of Cash Flows.....................................     6
         Notes to Unaudited Financial Statements......................     7

Item  2. Management's Discussion and Analysis.........................    11
         Results of Operations........................................    12
         Liquidity....................................................    13
         Capital Requirements.........................................    14

                           PART II - OTHER INFORMATION

Item  1. Legal Proceedings............................................    15
Item  2. Changes in Securities........................................    15
Item  3. Defaults Upon Senior Securities..............................    15
Item  4. Submission of Matters to a Vote of Security Holders..........    15
Item  5. Other Information............................................    15
Item  6. Exhibits and Reports on Form 8-K.............................    16
         Signature Page...............................................    17
         Certifications ..............................................    18

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                           DECEMBER 31,        June 30,
                                                                                               2003              2003
                                                                                           ------------      ------------
                                                                                             UNAUDITED          Audited
ASSETS
Current Assets:
   Cash                                                                                    $     50,427      $     27,175
   Receivables, net of allowance for doubtful
      accounts of $0 and $0 respectively                                                        417,414           412,058
    Investments                                                                                      --             5,000
   Other assets                                                                                   9,426             3,986
                                                                                           ------------      ------------
      Total current assets                                                                      457,267           448,219

Equipment, net                                                                                   59,998            37,177
Deferred tax asset                                                                              361,121           385,543
                                                                                           ------------      ------------
      Total Assets                                                                         $    898,386      $    870,939
                                                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                        $    236,133      $    245,596
   Accrued liabilities                                                                          116,698           163,097
   Deferred compensation                                                                        178,929           193,232
   Term Loan                                                                                    181,435           199,779
   Long term debt - current portion                                                              77,940            84,800
                                                                                           ------------      ------------
      Total current liabilities                                                                 791,135           886,504

Long term debt                                                                                       --                --
                                                                                           ------------      ------------
      Total liabilities                                                                         791,135           886,504
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $1 par value, 5,000,000 authorized                                               --                --
   Common stock, $.005 par value, 185,000,000 authorized, 99,612,435
      and 97,130,584 shares issued and outstanding, respectively                                468,062           455,653
   Additional paid-in capital                                                                  (120,649)         (170,181)
   Notes receivable - shareholders                                                              (30,000)          (36,900)
   Retained earnings (deficit)                                                                 (210,162)         (264,137)
                                                                                           ------------      ------------
      Total shareholders' equity                                                                107,251            15,565
                                                                                           ------------      ------------

Total Liabilities and Shareholders' Equity                                                 $    898,386      $    870,939
                                                                                           ============      ============

The accompanying notes are an integral part of these financial statements.

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                           For the Three Months Ended           For the Six Months Ended
                                                                  December 31,                        December 31,
                                                             2003              2002              2003              2002
                                                         ------------      ------------      ------------      ------------
                                                          UNAUDITED          UNAUDITED        Unaudited         Unaudited
Revenue                                                  $    630,473      $    517,390      $  1,434,411      $  1,162,503
Direct operating costs                                        350,076           378,439           844,651           951,703
                                                         ------------      ------------      ------------      ------------

Gross profit                                                  280,397           138,951           589,760           210,800
Selling, general and administrative expenses                  264,227           108,475           497,173           365,969
                                                         ------------      ------------      ------------      ------------

Income (loss) from operations                                  16,170            30,456            92,586          (155,169)
                                                                                             ------------      ------------

Interest expense                                               (7,551)           (7,618)          (14,186)          (14,405)
                                                         ------------      ------------      ------------      ------------


Net income (loss) before income taxes                           8,619            22,858            78,397          (169,574)
Provision for income taxes (benefit)                               --             8,000            24,422           (69,804)
                                                         ------------      ------------      ------------      ------------

Net (loss) income                                        $      8,619      $     14,858      $     53,975      $    (99,770)
                                                         ============      ============      ============      ============

Net income (loss)  to common shareholders                $      8,619      $     14,858      $     53,975      $    (99,770)
                                                         ============      ============      ============      ============

Basic earnings (loss) per share                          $      .0001      $      .0002      $      .0006      $     (.0011)
                                                         ============      ============      ============      ============

Diluted earnings per share                               $         --      $         --      $         --      $         --
                                                         ============      ============      ============      ============

Dividends paid per common share                                    --                --                --                --
                                                         ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                             For the Six Months Ended December 31,
                                                                                                 2003                     2002
                                                                                            ---------------         ---------------
                                                                                               UNAUDITED               Unaudited
Cash flows from operating activities:
     Net income (loss)                                                                      $        53,975         $       (99,770)
     Adjustments to reconcile net loss to net cash provided by (used by)
        operating activities:
        Depreciation                                                                                  4,966                   4,399
        Loss on the sale of assets                                                                       --                  10,266
        Expenses in exchange for issuance of common stock                                            23,934                  72,747
Changes in assets and liabilities:
        Accounts receivable, net                                                                     (5,356)                 (7,215)
        Prepaids and other assets                                                                      (440)                 (3,598)
        Deferred tax asset                                                                           24,422                 (69,804)
        Accounts payable                                                                             (9,463)                101,506
        Accrued liabilities                                                                         (46,394)                 (9,979)
        Deferred compensation                                                                       (14,303)                (28,744)
                                                                                            ---------------         ---------------

Net cash provided by (used by) operating activities                                                  31,341                 (30,192)

Cash flows from investing activities:

        Debenture sales                                                                                  --                  10,000
        Draw on line of credit                                                                                                 (869)
        Purchase of office equipment                                                                (27,785)                 (3,600)
                                                                                            ---------------         ---------------
Net cash used by investing activities                                                               (27,785)                 (5,531)

Cash flows from financing activities:
        Common stock proceeds                                                                        27,400                  25,000
        Note receivable for stock collected                                                           6,900
        Payments on line of credit / term loan                                                      (18,344)                (27,514)
        Increase on notes payable                                                                     3,740                      --
                                                                                            ---------------         ---------------
Net cash used by financing activities                                                                  (304)                 (2,514)

Increase (decrease) in cash and cash equivalents                                                      3,252                 (38,237)
Cash and cash equivalents at beginning of period                                                     27,175                  71,959
                                                                                            ---------------         ---------------
Cash and cash equivalents at end of period                                                  $        50,427         $        33,722
                                                                                            ===============         ===============

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                                                       $        14,186         $        14,405
Non cash investing and financing transactions
        Conversion of debenture to common stock                                                      10,600                      --
        Common stock issued for services, prepaid assets and debt repayments                         23,934                  72,747

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY & RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has prepared the accompanying unaudited financial statements of the Company and the subsidiary Magic Valley Energy, LLC. Certain information and footnote disclosures have been condensed or omitted pursuant to Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-KSB for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2. MERGER.

On March 25, 2002, the Company was created by merging Intrepid Engineering Services, Inc., an Idaho corporation ("IES"), Western Technology and Management, Inc., an Idaho corporation ("WTM"), and Iron Mask Mining Company (IMKG). Originally the merger was reported as a business acquisition under SFAS 141 "Business Combinations," with recognition of goodwill and the reporting of intangible assets. After consultation with the SEC and review of accounting standards, it was determined the merger should be accounted for as a capital transaction with IES as the accounting acquiror. The accounting for this type of transaction is identical to a reverse merger except that no goodwill or intangible assets are recorded. The financial statements after the merger and subsequent reports on Form 10-KSB has been amended to reflect the change in the accounting of the merger.

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

NOTE 3. DESCRIPTION OF BUSINESS

Intrepid Technology & Resources, Inc., ("The Company"), (an Idaho Corporation) is a biofuels renewable and alternative energy development and operating company with strengths in engineering and technology. While the Company's primary source of current revenue is the sale of engineering services to a variety of clients, it is posturing itself for a primary business purpose of developing, constructing, and operating a portfolio of projects in the Renewable and Alternative Energy sector, with a special emphasis on production of biofuels - particularly, biogas (methane), biodiesel, ethanol and, eventually, hydrogen. The Company's strategy is to provide the overall technical and integration management for planning, coordinating, developing, operating and implementing such projects. The Company's initial emphasis is on establishing several geographically dispersed complexes in the Southern Idaho region and then expanding to other locations within Idaho and the Western United States. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of those customers. It maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit losses, when realized, have been within the range of the Company's expectations and, historically, have not been significant.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The significant accounting policies applied in the annual financial statements of the Company as of June 30, 2003, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited financial statements for the three months ended December 31, 2003 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2004.

The Company have elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

The Company apply SFAS No. 123, and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), with respect to options issued to non-employees SFAS No. 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based compensation ("SFAS No. 123") SFAS No. 123, pro forma information regarding net earnings (loss) and net earnings (loss) per share is required and has been determined as if the Company had accounted for its employee options under the fair value method of that statement. As of December 31, 2003, 10,975,700 fully vested options have been issued over the life of the plan. There are 14,024,300 shares of stock available for future option grants. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation Model, with the following weighted-average assumptions for December 31, 2003 and 2002. Expected volatility of 213.4% and 158.3%, respectively, risk-free interest rates of 5% for each period, dividend yield of 0% for each period, and a weighted-average expected life of the option of 5 years for each period. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                                For the six months ended
                                                                      December 31,
Reported in whole dollars                                         2003             2002
                                                               ----------      ----------
                                                                       Unaudited
Net Income (Loss)                                              $   53,975      $  (99,770)
Less: Total stock-based compensation expense determined
under fair value method for all awards, net of related tax
effect                                                           (254,620)        (74,626)
                                                               ----------      ----------
Pro Forma income (loss)                                          (200,645)       (174,396)
                                                               ==========      ==========
Basic and diluted net earnings (loss) per share, as
reported                                                       $    .0006      $   (.0011)
Basic and diluted net loss per share, pro forma                $   (.0021)     $   (.0008)

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

Accounts Receivable. Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performances and projections of trends. These projections for doubtful accounts have been recorded based on previous history of charge offs, which have been insignificant. The Company contracts with federal governmental agencies for engineering, which have not been delinquent and management does not believe there is a collectability issue with these contracts. Therefore, no allowance has been recorded as of December 31, 2003 and June 30, 2003. The unbilled amount as of December 31, 2003 and June 30, 2003 was $12,874 and $38,178, respectively.

Notes Payable. The Company has various notes payable to individuals and officers. The Company has exchanged a portion of the notes for issuance of the Company's common stock. The Company has incurred additional expenses with outside consultants and has paid a portion of those obligations with the issuance of common stock under the rules provided for S-8 issuances.

Revenue Recognition. The Company's revenue is derived mainly from contracts for its engineering consulting and other services. Revenue from these contracts is recognized as services are performed. The Company has recorded revenue for work performed but not billed as of December 31, 2003.

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

Development Activities. The primary purpose of the Company is to obtain, permit and develop favorable properties for alternative and renewable energy production and provide the associated engineering design and construction management services required to support the construction and operation of the related facilities. Secondarily, the Company will continue to expand its engineering services "work for others" base to generate additional revenue to augment working capital requirements in support of its alternative and renewable energy efforts. The realization of profits are dependent upon successful execution of that business model and inducing larger companies or private investors to purchase these "turn-key" alternative/renewable energy generation/production facilities; increasing the number and value of "work for others" services contracts; and the sale of mineral assets.

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

Commitments. The Company has various commitments for notes payable to shareholders and officers of the Company, and a term loan with US Bank, all of which the Company believes it has properly accounted for or has made proper accruals to meet these obligations in the future.

Notes Receivable. As of December 31, 2003, the Company has non-interest bearing notes receivable from employees totaling $30,000 for the purchase of the Company's common shares and is recorded in the equity section of the balance sheet. The notes are from employees:

Gary Mecham                $6,900             Don Dustin                 $6,900
David Roth                 $6,900             Lynn Higgins               $2,400
Scott Francis              $6,900

NOTE 5. EARNING PER COMMON SHARE

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.

                                         (000's except per share amounts)    (000's except per share amounts)
                                         Three Months Ended December 31,      Six Months Ended December 31,
                                         -------------------------------     -------------------------------
                                             2003             2002             2003             2002
                                         -------------     -------------     -------------     -------------
Net income / (loss)                      $           8     $          15     $          54     $        (100)

Weighted average shares outstanding-
    Common shares                           97,530,584        90,100,530        97,530,584        90,539,207

Basic earnings per share                 $       .0006     $      .00016     $        .001     $      (.0011)
                                         =============     =============     =============     =============
Diluted earnings per share               $          --     $          --     $          --     $          --
                                         =============     =============     =============     =============

NOTE 6. EQUIPMENT.

Equipment consists of the following as of December 31, 2003:

Computers and software            $   41,446
Furniture                             15,488
Other Equipment                        1,525
Vehicles                               3,000
Anaerobic Digester                    25,380
                                  ----------
         Subtotal                     86,839
Less accumulated depreciation        (26,841)
                                  ----------

         Total Equipment, net     $   59,998
                                  ==========

During the second quarter ended December 31, 2003 the Company began work on certain alternative energy projects. In the process of moving forward the Company has developed the technical and functional requirements and completed the conceptual design of a flagship anaerobic digester at a 4000 cattle head dairy north of Rupert, Idaho. This digester will be used as the prototype facility to generate natural gas for sale as a renewable energy source of heat and/or power. From this prototype digester more information will become available for optimization of sizing, and equipment specification and selection to generate the maximum energy value. This will better enable the Company to determine the most effective business model for utilizing the gas produced - i.e. direct conversion to electricity and sale to local power company or direct distribution and sale as natural gas to local commercial/industrial users. As of 31 December, the design was approximately 25% complete.

NOTE 7. LINE OF CREDIT AND TERM LOAN.

The Company had a line of credit of $200,000. As of September 25, 2003 the Company converted this line of credit to a term loan at the same interest rate of prime plus two percent. The Company makes monthly payments of $5,000 with final payment due on March 15, 2004. The loan is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees for the line of credit: Dennis Keiser (President), Jacob Dustin (Vice President), Donald Kenoyer, S. Scott Francis, and Gary Mecham.

Shareholder Notes - The following shareholders who are also officers, employees or directors have personally lent money to the Company. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the Company: The loans from Mr. Kenoyer of $22,415 and Mr. Dustin of $44,811 accrue interest at an annual rate of 10 percent payable on demand.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

REVENUE

Revenue for the second quarter of the fiscal year 2004 ended December 31, 2003 increased 21.9% to $630,473 compared to $517,390 for the three months ended December 31, 2002. The total revenue for six months ended December 31, 2003 also increased 23.39% to $1,434,411 compared to $1,162,503 in 2002. This increase was mainly attributed to additional engineering contracts performed during this three and six month period.

Throughout calendar year 2003 and 2002, the Company has managed an engineering services agreement with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, which constituted the majority of the Company's revenue. The Company's other primary customers were: Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West, the Bureau of Land Management and the State of Idaho. Only INEEL provided more than ten percent of the total revenue recognized by the Company in 2003.

DIRECT OPERATING COSTS

Direct operating costs for the three months ending December 31, 2003 and 2002, were $350,076 and $378,439 respectively, representing a 7.5% decrease. For the six months ended December 31, 2003 direct operating costs also declined 11.2% to $844,651 from $951,703 in 2002. The Company made many efforts to reduce direct costs by using less subcontracted services, eliminating certain rental fees, closing the Montana and Washington offices, making better use of supplies, and exercising better management of direct payroll costs.

GROSS PROFIT

The Company had gross profit of $280,397 in the second quarter ended December 31, 2003 compared to $138,951 for the same quarter in 2002, representing a 101.8% increase. Similarly, for the six months ended December 31, 2003 gross profit increased by 180% to $589,760 compared to $210,800 for the same period in 2002. This increase in gross profit is a mark of increased sales and better management and utilization of available resources.

GENERAL SELLING AND ADMINISTRATIVE EXPENSES

For the three months ended December 31, 2003 general selling and administrative expenses were $264,227 compared to $108,475 for the same quarter ended December 31, 2002. This 144% increase was the result of increased sales and certain expenses increased significantly over the prior year due to an effort to as the Company continues to expand its operations. During the second quarter of the prior year some deferred compensation was reversed thereby reducing the total general selling and administrative expenses in that period.

For the six months ended December 31, 2003, general selling and administrative expenses increased 35.9% to $497,173 compared to $365,969 for the same period of 2002.

INTEREST EXPENSE

For the three months ended December 31, 2003 the Company had interest expense of $7,551 compared to $7,618 for the same period ending December 31, 2002. For the six months ended December 31, 2003 the Company had interest expense of $14,186 compared to $14,405 for the same period ending December 31, 2002. The interest expense was for interest paid on the bank line of credit and term loan with the 10% interest accrued on notes payable to officers and directors of the Company.

INCOME TAXES

The Company has established a valuation allowance for the deferred tax asset due to realization of uncertainties inherent with the limitations on utilization of acquired net operating loss carry forwards for tax purposes. The net change to the valuation allowance for 2003 was $0. The net operating loss carry forward was approximately $1,800,000 at December 31, 2003, and begins to expire in the year 2008. The amount of net operating loss carry forward expires $66,000 in 2008, $21,000 in 2018, $7,000 in 2019, $89,000 in 2020, $77,000 in 2021, and
$1,371,000 in 2022 and $169,000 in 2023.

NET INCOME (LOSS)

For the three months ended December 31, 2003 the Company had a net income of $8,619 compared to $14,858 for the same period ended December 31, 2002. For the six months ended December 31, 2003 the Company had a net income of $53,975 compared to a loss of $99,770 for the same period ended December 31, 2002. In 2002, the majority of the loss was attributed to the ongoing merger costs and heavy general and administrative costs, which totaled $262,033. The revision of the report on Form 10-KSB/A for the year ended June 30, 2003 has since removed all goodwill and intangible assets, and therefore no other merger costs remain on the balance sheet to be amortized over future periods.

CAPITAL RESOURCES AND LIQUIDITY

The Company has made reasonable efforts to meet cash flow demands from ongoing operations and has improved its capital position over that of one year ago. The Company finished the second quarter ending December 31, 2003 with cash available of $50,427 compared to $33,722 for the same period of 2002. The Company believes that it will still be necessary to continue to supplement the cash flow from operations with the use of outside resources such as additional loans and possibly investment capital by issuance of debenture notes and preferred stock. As of December 31, 2003, the Company had a working capital deficit of $333,868 compared to a deficit of $356,018 for the same period ending December 31, 2002. The current ratio at December 31, 2003 was: .58:1 and .51:1 at December 31, 2002.

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

The Company had an available line of credit of $200,000 of which $190,000 was converted to a term loan as of September 25, 2003. The term loan or note payable bears interest at the prime rate plus two percent and is secured by all business assets and personally guaranteed by the officers and key employees of the Company. As of December 31, 2003, the loan was in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: The loans from Mr. Kenoyer of $22,415 and Mr. Dustin of $44,811 accrue interest at an annual rate of 10 percent payable on demand.

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

RISK FACTORS

The Company's primary focus is obtaining permits and developing favorable properties for alternative and renewable energy production, and providing the associated engineering design and construction management services required to support the construction and operation of related facilities, and cannot provide any guarantees of profitability at this time. The Company will continue to expand its engineering services base, "work for others" to generate additional revenue to augment working capital requirements in support of its alternative and renewable energy efforts. The realization of profits is dependent upon successful execution of new business opportunities and the development of prototype digester models for renewable energy. The Company is dependent upon inducing larger companies or private investors to purchase these "turn-key" alternative renewable energy generation and production facilities. These projects when developed and depending on their success will be the future of the Company. The Company cannot give any reasonable assurance to their success.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Secretary, Treasurer and acting Chief Financial Officer evaluated the disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15) of the Company as of the end of the period covered by this report and have determined that such controls and procedures are effective.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on December 12, 2003. On the record date of October 15, 2003 there were 97,930,584 shares of common voting stock. At the meeting, D. Lynn Smith, William R. Myers, Michael F. LaFleur, Dennis D. Keiser, and Jacob D. Dustin were elected to serve as directors of the Company for the next year, the proposal to amend the Certificate of Incorporation to increase the authorized Common Stock to 185,000,000 shares and create a class of 5,000,000 shares of Preferred Stock, par value $1.00 was approved, and the appointment of Balukoff, Lindstrom & Co., P.A. as independent public accountants for the year ending June 30, 2004 was ratified.

The voting on such items was as follows:

Election of Directors

DIRECTOR'S NAME           FOR         AGAINST     WITHHELD AUTHORITY
------------------     ----------     -------     ------------------
Dennis D. Keiser       60,454,446       --             1,000
Jacob D. Dustin        60,454,446       --             1,000
Michael F. LaFleur     60,454,446       --             1,000
William R. Myers       60,454,446       --             1,000
D. Lynn Smith          60,454,446       --             1,000

(2) The proposal to amend the Certificate of Incorporation:

   FOR          AGAINST      WITHHELD AUTHORITY
----------     ---------     ------------------
60,128,546      200,400           126,500

(3) Ratify Appointment of Independent Auditors of Balukoff, Lindstrom & Co.,
    P.A.

   FOR          AGAINST      WITHHELD AUTHORITY
----------     ---------     ------------------
60,454,446        --              1,000

Approximately 62% of the total voting shares were voted.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements, Schedules and Exhibits

         (b)      Two exhibits are filed as part of this report.

         (c) The Company filed no reports on Form 8-K in the second quarter of 2003

                  1.  Exhibits

Exhibit                                                                                          Incorporated by Reference from
  No.                                         Description                                                 Registrant's
-------         ---------------------------------------------------------------------         -------------------------------------
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

                                    INTREPID TECHNOLOGY & RESOURCES, INC.
                                                 (Registrant)


Date: February 18, 2004             By: /s/ Dr. Dennis D. Keiser
                                        ----------------------------------------
                                        Chief Executive Officer & President


Date: February 18, 2004             By: /s/ Dr. Jacob D. Dustin
                                        ----------------------------------------
                                        Vice President, Secretary, and Treasurer

                                INDEX TO EXHIBITS

Exhibit                                                                                          Incorporated by Reference from
  No.                                         Description                                                 Registrant's
-------         ---------------------------------------------------------------------         -------------------------------------
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