Form 10QSB/A
period 2003-12-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2004-02-25
CIK 1083742

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


EXPLANATION OF AMENDMENT


This amendment is to correct Item 1. Financial Statements by restating the correct total current assets as of December 31, 2003, and the net cash used by financing activities and the increase in cash and cash equivalents on the statement of cash flows.

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

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                                           DECEMBER 31,        June 30,
                                                                                               2003              2003
                                                                                           ------------      ------------
                                                                                             UNAUDITED          Audited
ASSETS
Current Assets:
   Cash                                                                                    $     50,427      $     27,175
   Receivables, net of allowance for doubtful
      accounts of $0 and $0 respectively                                                        417,414           412,058
    Investments                                                                                      --             5,000
   Other assets                                                                                   9,426             3,986
                                                                                           ------------      ------------
      Total current assets                                                                      477,267           448,219

Equipment, net                                                                                   59,998            37,177
Deferred tax asset                                                                              361,121           385,543
                                                                                           ------------      ------------
      Total Assets                                                                         $    898,386      $    870,939
                                                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                        $    236,133      $    245,596
   Accrued liabilities                                                                          116,698           163,097
   Deferred compensation                                                                        178,929           193,232
   Term Loan                                                                                    181,435           199,779
   Long term debt - current portion                                                              77,940            84,800
                                                                                           ------------      ------------
      Total current liabilities                                                                 791,135           886,504

Long term debt                                                                                       --                --
                                                                                           ------------      ------------
      Total liabilities                                                                         791,135           886,504
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $1 par value, 5,000,000 authorized                                               --                --
   Common stock, $.005 par value, 185,000,000 authorized, 99,612,435
      and 97,130,584 shares issued and outstanding, respectively                                468,062           455,653
   Additional paid-in capital                                                                  (120,649)         (170,181)
   Notes receivable - shareholders                                                              (30,000)          (36,900)
   Retained earnings (deficit)                                                                 (210,162)         (264,137)
                                                                                           ------------      ------------
      Total shareholders' equity                                                                107,251            15,565
                                                                                           ------------      ------------

Total Liabilities and Shareholders' Equity                                                 $    898,386      $    870,939
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
                                                         ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                                             For the Six Months Ended December 31,
                                                                                                 2003                     2002
                                                                                            ---------------         ---------------
                                                                                               UNAUDITED               Unaudited
Cash flows from operating activities:
     Net income (loss)                                                                      $        53,975         $       (99,770)
     Adjustments to reconcile net loss to net cash provided by (used by)
        operating activities:
        Depreciation                                                                                  4,966                   4,399
        Loss on the sale of assets                                                                       --                  10,266
        Expenses in exchange for issuance of common stock                                            23,934                  72,747
Changes in assets and liabilities:
        Accounts receivable, net                                                                     (5,356)                 (7,215)
        Prepaids and other assets                                                                      (440)                 (3,598)
        Deferred tax asset                                                                           24,422                 (69,804)
        Accounts payable                                                                             (9,463)                101,506
        Accrued liabilities                                                                         (46,394)                 (9,979)
        Deferred compensation                                                                       (14,303)                (28,744)
                                                                                            ---------------         ---------------

Net cash provided by (used by) operating activities                                                  31,341                 (30,192)

Cash flows from investing activities:

        Debenture sales                                                                                  --                  10,000
        Draw on line of credit                                                                                                 (869)
        Purchase of office equipment                                                                (27,785)                 (3,600)
                                                                                            ---------------         ---------------
Net cash used by investing activities                                                               (27,785)                 (5,531)

Cash flows from financing activities:
        Common stock proceeds                                                                        27,400                  25,000
        Note receivable for stock collected                                                           6,900
        Payments on line of credit / term loan                                                      (18,344)                (27,514)
        Increase on notes payable                                                                     3,740                      --
                                                                                            ---------------         ---------------
Net cash used by financing activities                                                                19,969                 (2,514)

Increase (decrease) in cash and cash equivalents                                                     23,252                 (38,237)
Cash and cash equivalents at beginning of period                                                     27,175                  71,959
                                                                                            ---------------         ---------------
Cash and cash equivalents at end of period                                                  $        50,427         $        33,722
                                                                                            ===============         ===============

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                                                       $        14,186         $        14,405
Non cash investing and financing transactions
        Conversion of debenture to common stock                                                      10,600                      --
        Common stock issued for services, prepaid assets and debt repayments                         23,934                  72,747


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