Form 10QSB
period 2004-03-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2004-05-14
CIK 1083742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __ The number of shares of the Registrant's Common Stock, as of March 31, 2004: 102,361,992 shares outstanding of a total 185,000,000 authorized.

OFFICERS
Dr. Dennis D. Keiser, Chief Executive Officer & President

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

DIRECTORS
Dr. Dennis D. Keiser, Chief Executive Officer & President
Chairman of the Board

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

Michael F. LaFleur, Board Member

William R. Myers, Board Member

D. Lynn Smith, Board Member

COMMON STOCK
Par value .005
185,000,000 authorized
110,538,256 issued and 104,538,256 outstanding at May 14, 2004
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
Columbia Stock Transfer Company
PO Box 2196
Coeur d'Alene, Idaho 83816-2196
Phone: 208-664-3544
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR
Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

2

Part I - FINANCIAL INFORMATION

Item	2.	Management's Discussion and Analysis	13
		Results of Operations	13
		Liquidity	15
		Capital Requirements	15
Item	3.	Controls and Procedures	17

Part II - OTHER INFORMATION

Item	1.	Legal Proceedings	18
Item	2.	Changes in Securities	18
Item	3.	Defaults Upon Senior Securities	18
Item	4.	Submission of Matters to a Vote of Security Holders	18
Item	5.	Other Information	18
Item	6.	Exhibits and Reports on Form 8-K	18
		Signature Page	20
		Certifications	21

INTREPID TECHNOLOGY & RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

($ in whole dollars except per share amounts)

	March 31,	June 30,
	2004	2003

	Unaudited	Audited

ASSETS
Current Assets:
Cash	$332,299	$27,175
Receivables, net of allowance for doubtful
accounts of $0 and $0 respectively	217,040	412,058
Investments	--	5,000

Other assets	3,989	3,986

Total current assets	553,326	448,219

Equipment, net	106,357	37,177
Deferred tax asset	393,909	385,543

Total Assets	$1,053,595	$870,939

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145,488	$245,596
Accrued liabilities	85,844	163,091
Deferred compensation	138,963	193,232
Term Loan	172,115	199,779
Long term debt – current portion	79,567	84,800

Total current liabilities	621,977	886,498

Long term debt	--	--

Total liabilities	621,977	886,498
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value, 5,000,000 authorized	--	--
Common stock, $.005 par value, 185,000,000 authorized, 102,361,992
and 91,130,584 shares issued and outstanding, respectively	511,810	455,653
Additional paid-in capital	4,029,918	3,644,066
Notes receivable – shareholders	(16,200)	(36,900)
Retained earnings (deficit)	(4,093,910)	(4,078,378)

Total shareholders' equity	431,618	(15,559)

Total Liabilities and Shareholders' Equity	$1,053,595	$870,939

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY & RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

($ in whole dollars except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$414,987	$585,367	$1,849,398	$1,747,870
Direct operating costs	288,956	451,257	1,133,607	1,432,170

Gross profit	126,031	134,110	715,791	315,700
Selling, general and administrative expenses	223,546	101,293	720,719	435,031

Income (loss) from operations	(97,515)	32,817	(4,928)	(119,331)

Interest revenue	333	--	333	--
Interest expense	(5,117)	(11,700)	(19,304)	(26,105)

Net income (loss) before income taxes	(102,299)	21,117	(23,899)	(145,436)
Provision for income taxes (benefit)	(32,788)	7,391	(8,366)	(49,543)

Net income (loss)	$(69,511)	$13,726	$(15,533)	$(95,893)

Net income (loss) to common shareholders	$(69,511)	$13,726	$(15,533)	$(95,893)

Basic earnings (loss) per share	$(.0007)	$.00015	$(.00012)	$(.0011)

Diluted earnings per share	$--	$--	$--	$--

Dividends paid per common share	$--	$--	$--	$--

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY & RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in whole dollars except per share amounts)

	For the nine months Ended March 31,
	2004	2003

	Unaudited	Unaudited

Cash flows from operating activities:

Net income (loss)	$(15,533)	$(95,893)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation	7,445	6,658
Amortization	--	15,018
Loss on the sale of assets	--	11,036
Expenses in exchange for issuance of common stock	55,813	77,910

Changes in assets and liabilities:
Accounts receivable, net	195,018	(20,614)
Investments	5,000	--
Prepaids and other assets	--	(4,601)
Deferred tax asset	(8,366)	(49,543)
Accounts payable	(100,108)	39,293
Accrued liabilities	(77,247)	(40,800)
Deferred compensation	(54,269)	(28,744)

Net cash provided by (used by) operating activities	7,753	(90,280)

Cash Flow from Investing Activities
Purchase of Property and Equipment	(76,626)	(31,594)

Net Cash (Used) provided by Investing Activities	(76,626)	(31,594)

Cash flows from financing activities:
Common stock proceeds	376,194	25,000
Notes receivable for stock collected	20,700	--
Debenture sales	--	10,000
Net payment on line of credit and term loan	(27,664)	(1,074)
Increase (payment) on notes payable	4,767	(27,514)
Additional notes payable	--	53,187

Net cash provided by financing activities	373,997	59,599

Increase (decrease) in cash and cash equivalents	305,124	(62,276)
Cash and cash equivalents at beginning of period	27,175	71,959

Cash and cash equivalents at end of period	$332,299	$9,683

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$1,834	$18,552
Non cash investing and financing transactions
Common stock issued for services, prepaid assets and debt repayments	65,813	77,910

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY & RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Unaudited
($ in whole dollars except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Note Receivable	Retained Earnings (Deficit)

Balance, December 31, 2003	93,612,435	$468,062	$3,693,588	$(30,000)	$(4,024,399)
Net Loss		--	--	--	(69,511)
Common stock issued for services	602,794	2,728	29,152	--	--
Stock options exercised and payments on note receivable	1,240,200	6,201	40,957	13,800	--
Private placement	6,906,563	34,819	266,221	--	--

Balance, March 31, 2004	102,361,992	$511,810	$4,029,918	$(16,200)	$(4,093,910)

The accompanying notes are an integral part of these financial statements

Intrepid Technology & Resources, Inc.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has prepared the accompanying unaudited financial statements. Certain information and footnote disclosures have been condensed or omitted pursuant to Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-KSB and the amended Form 10-KSB/A for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2. Description of Business

Intrepid Technology & Resources, Inc., ("The Company"), (an Idaho Corporation) is a biofuels renewable and alternative energy development and operating company with strengths in engineering and technology. While the Company's primary source of current revenue is the sale of engineering services to a variety of clients, it is posturing itself for a primary business purpose of developing, constructing, and operating a portfolio of projects in the Renewable and Alternative Energy sector, with a special emphasis on production of biofuels - particularly, biogas (methane), biodiesel, ethanol and, eventually, hydrogen. The Company's strategy is to provide the overall technical and integration management for planning, coordinating, implementing and operating such projects. The Company's initial emphasis is on establishing several geographically dispersed complexes in the Southern Idaho region and then expanding to other locations within Idaho and the Western United States. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of those customers. It maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit losses, when realized, have been within the range of the Company's expectations and, historically, have not been significant.

In a full force effort to move ahead in the biofuels and renewable and alternative energy development the Company completed an Asset Purchase Agreement on April 20, 2004, to purchase the assets of a natural gas vehicle fueling station and current customer base of a privately held distribution and marketing company, Wright Oil and Broadway Ford ("WOBF"), a natural gas joint venture located in south eastern Idaho.

WOBF is a compressed natural gas ("CNG") and cryogenic liquid natural gas ("LNG") processor and distributor whose clientele include Federal, commercial and municipal customers. The distribution plant is fully automated and operates on a computerized billing system with no attendant necessary at the location. The processing plant brings the additional capability of compressing gas into cylinders that can be transported to any location requiring CNG. The purchase brings a sizeable new asset base to the Company and the WOBF operation should be accretive to earnings in 2004. Furthermore, this acquisition provides a substantial outlet for the Company's methane gas production expected to come online by late 2004.

The purchase of WOBF, the first in a series of planned marketing events, provides the Company with distribution assets and the refining facilities necessary to further process and market their natural gas production as either LNG or CNG to a wide, and geographically diverse, range of customers. This purchase makes the Company a fully vertically integrated producer and distributor of methane gas and associated value added products.

Note 3. Summary of Significant Accounting Policies

The significant accounting policies applied in the annual financial statements of the Company as of June 30, 2003, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited financial statements for the three months ended March 31, 2004 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of future results.

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

Accounts Receivable. Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performances and projections of trends. These projections for doubtful accounts have been recorded based on previous history of charge offs, which have been insignificant. The Company contracts with federal governmental agencies for engineering, which have not been delinquent and management does not believe there is a collectability issue with these contracts. Therefore, no allowance has been recorded as of March 31, 2004 and June 30, 2003. The unbilled amount as of March 31, 2004 and June 30, 2003 was $6,330 and $38,178, respectively.

Notes Payable. The Company has various notes payable to individuals and officers. The Company has exchanged a portion of the notes for issuance of the Company's common stock. The Company has incurred additional expenses with outside consultants and has paid a portion of those obligations with the issuance of common stock under the rules provided for S-8 issuances.

Revenue Recognition. The Company's revenue result primarily from contracts, which are substantially short term, with the U.S. Government, commercial customers, state and local governments, or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of costs plus fees, and others, which are fixed-price or time-and-materials, type contracts. Revenue and fees on the reimbursement of costs plus fees and time-and-material contracts are recognized using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues and fees on the fixed price contracts are recognized based on contract benchmarks obtained as of the end of the period. Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. Time-and-materials contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Firm fixed-price contracts require us to provide stipulated services for a fixed price.

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

Major Customers. At present, revenue is derived from "work-for-others" by the Engineering Services Division, with any operating income being used to develop the Biofuels business line. The Company's engineering services agreements with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, have constituted a majority of the Company's previously recorded revenue. In 2003, only INEEL provided more than ten percent of the total. In late 2004, the Company is prospectively anticipating more revenue from the Biofuels business line.

Development Activities. The primary focus of the Company is to obtain, permit and develop favorable properties for alternative and renewable energy production like construction of a methane generation plant (anaerobic digester) at the Whitesides Dairy near Rupert, Idaho (started in April 2004) and the WOBF fueling station purchased in April of 2004. The Company will continue to provide the associated engineering design and construction management services required to support the construction and operation of related facilities. Secondarily, the Company will continue to expand its engineering services "work for others" base to generate additional revenue to augment working capital requirements in support of its alternative and renewable energy efforts. The realization of profits is dependent upon successful execution of that business model and producing and selling energy generated from Company-owned renewable energy production facilities, inducing larger companies or private investors to purchase similar "turn-key" alternative and renewable energy generation and production facilities developed and constructed by the Company; continuation of "work for others" services contracts; and the sale of Company-owned mineral assets.

Credit Risk Concentration. The Company maintains most of its cash with US Bank in Idaho Falls, Idaho. Cash balances up to $100,000 and the remaining amounts are not insured or collateralized. The cash balances are not collateral for other obligations. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company's credit evaluation process. Typically, the Company has not required customers to provide collateral for such obligations.

Commitments. The Company has various commitments for notes payable to employees and officers of the Company, and a 5.75% interest-bearing three year term loan with US Bank which expires in May of 2007, all of which the Company believes it has properly accounted for or has made proper accruals to meet these obligations in the future.

Notes Receivable. As of March 31, 2004, the Company has non-interest bearing notes receivable from employees totaling $16,200 for the purchase of the Company's common shares and is recorded in the equity section of the balance sheet. The notes are from employees:

Don Dustin   $6,900       Lynn Higgins   $2,400        Scott Francis   $6,900

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

Note 4. Stock Base Compensation

At the December 5, 2002 Annual Shareholder Meeting, the Company approved a stock-based employee compensation plan. The stock option plan allows officers, directors, employees and consultants of the Company to receive non-qualified and incentive stock options for a total of 25 million shares. The During the quarter ended March 31, 2004, the Company awarded 900,000 stock options to directors and 9,970,000 stock options to employees, all with an exercise price of $.035. These options are vested at 100 percent and expire in five years from the grant date. A total of 3,254,100 options were available for future option grants as of March 31, 2004.

The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation cost is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation."

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Quarter Ended March 31,		Nine Months Ended March 31,

	2004	2003	2004	2003

Net income / (loss)	$(69,511)	$13,726	$(15,536)	$(95,893)

Deduct: Stock based employee Compensation expense determined under fair value based method, net of tax	(593,787)	--	(593,787)	(81,656)

Pro forma net income / (loss)	$(663,298)	$(13,726)	$(609,323)	$(181,426)

Basic earnings per share as recorded	$(.0007)	$(.0002)	$(.00012)	$(.0011)

Basic earnings per share pro forma	$(.007)	$(.0002)	$(.007)	$(.0020)

Note 5. Earning Per Common Share

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.

	(000's except per share amounts)		(000's except per share amounts)
	Three Months Ended March 31,		Nine Months Ended March 31,

	2004	2003	2004	2003

Net income / (loss)	$(70)	$13	$(16)	$(96)

Weighted average shares outstanding-
Common shares	99,050,700	91,506,667	93,457,667	87,175,455

Basic earnings per share	$(.0007)	$.00016	$(.00012)	$(.0011)

Diluted earnings per share	$--	$--	$--	$--

Note 6. Equipment.

Equipment consists of the following as of March 31, 2004:

Computers and software	$45,420
Furniture	15,488
Other Equipment	1,525
Vehicles	3,000
Anaerobic Digester	70,246

Subtotal	135,679
Less accumulated depreciation	(29,322)

Total Equipment, net	$106,357

During the third quarter ended March 31, 2004 the Company began work on certain alternative energy projects. These projects included the purchase of the WOBF fueling station and the preparation of the field installation of the Whitesides anaerobic digester located at a 4000 cattle head dairy north of Rupert, Idaho. This digester will be used as the prototype facility to generate natural gas for sale as a renewable energy source of heat and power. From this prototype digester more information will become available for optimization of sizing, and equipment specification and selection to generate the maximum energy value. This will better enable the Company to determine the most effective business model for utilizing the gas produced – i.e. direct conversion to electricity and sale to local power company or direct distribution and sale as natural gas to local commercial and industrial users.

Note 7. Line of Credit and Term Loan.

As of September 25, 2003 the Company converted its line of credit to a term loan at the same interest rate of prime plus two percent. The Company has now revised the term loan to be a three-year loan with a fixed 5.75% interest rate and will make monthly payments to service this debt. The loan is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees for this loan: Dennis Keiser (President), Jacob Dustin (Vice President), Donald Kenoyer, and C. Scott Francis.

Shareholder Notes - The following shareholders who are also officers, employees or directors have personally lent money to the Company. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the Company: The loans from Mr. Kenoyer of $22,980 and Mr. Dustin of $45,940 accrue interest at an annual rate of 10 percent payable on demand.

Note 8. New Accounting Pronouncements

None

Note 9. Subsequent Events

The Company completed an Asset Purchase Agreement on April 20, 2004, to purchase the assets of a natural gas vehicle fueling station and current customer base of a privately held distribution and marketing company, Wright Oil and Broadway Ford ("WOBF"), a natural gas joint venture located in south eastern Idaho. This acquisition provides a substantial outlet for the Company's methane gas production expected to come online by late 2004.

The Company filed a report on Form 8-K on April 26, 2004 to describe this purchase and will subsequently file the timely amendment to include the pro forma financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 1., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and has based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes filed thereto on Form 10-KSB with the U.S. Securities and Exchange Commission for the year ending June 30, 2003 and the amended Form 10-KSB/A for the year ended June 30, 2003, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Revenue

Revenue for the third quarter of the 2004 fiscal year ended March 31, 2004 decreased to $414,987 from $585,367 for the same quarter of 2003, ending March 31, 2003. This 29% decrease in revenue is mainly attributed to the reduction of engineering services work for others and shifting resources to the construction of the Whitesides anaerobic digester plant. Additionally, the Company has been focused on increasing their position in the biofuels and renewable energy markets. The total revenue performance for the three and nine months ended March 31, 2004 was $414,987 and $1,849,398. Therefore, the Company experienced higher revenue in the first two quarters of fiscal year 2004, with a 6% increase in revenue year to date compared to one year ago.

In 2002, and 2003, the Company's primary engineering services customers were: Idaho National Engineering and Environmental Laboratory (INEEL), Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West, the Bureau of Land Management and the State of Idaho. INEEL provided more than ten percent of the total revenue recognized by the Company in those years. In calendar year 2004, the Company has been awarded contracts for INEEL but the total work assigned under those contracts has been less than in the same periods of 2002 and 2003. The Company believes it will be able to balance its shortage of engineering services work with biofuels and alternative energy source revenue by the end of calendar year 2004.

Direct Operating Costs

Direct operating costs for three and nine months ending March 31, 2004 were $288,956, and $1,133,607 compared to $451,257 and $1,432,170 for the same period ending March 31, 2003. This is a 36% and 21% decrease in direct operating costs respectively. This decrease in direct operating costs is primarily a result of reducing some direct cost payroll and closing the Washington office. Consolidating leases and streamlining office functions obtained additional reduction of direct operating costs. A portion of the reduction is also attributed to the decrease in engineering services work. The trend has been direct operating costs are relatively constant in relation to revenues.

Gross Profit

For the three months ending March 31, 2004 the Company's gross profit decreased slightly by 6% to $126,031 compared to $134,110 for the same quarter ending March 31, 2003. For the nine months ending March 31, 2004 the Company's gross profit increased 127% to $715,719 compared to $315,700 for the same quarter ending March 31, 2003. The fiscal year to date increase is attributed to the higher revenue and reduced direct operating costs resulting from closure of the Washington Office with its associated operating costs and the reduction of personnel charging to overhead expense.

General Selling and Administrative Expenses

For the three months ended March 31, 2004 general selling and administrative expenses were $223,546 or 121% more than the same quarter ended March 31, 2003 of $101,293. This increase in general selling and administrative expenses was primarily the result of increased professional fees related to the correction of the recording of the March 2002 merger to include the preparation and filing of associated amended financials reports and other documents with the SEC. The Company incurred additional professional and legal costs this quarter as a result of posturing to sell the Company's mineral properties. Efforts in that area will continue into the next quarter as well. For the nine months ended March 31, 2004, the Company had general selling and administrative expenses of $720,719 compared to $435,031, or a 66% increase over the same period ended March 31, 2003.

Interest Revenue

The Company had interest revenue of $333 for the three and nine months ended March 31, 2004 and had no interest revenue for the three and nine months ended March 31, 2003. This $333 was from interest earned on cash reserves held in savings.

Interest Expense

For the three months ended March 31, 2004 the Company had interest expense of $5,117 compared to $11,700 for the same period ending March 31, 2003. For the nine months ended March 31, 2004 the Company had interest expense of reversed due to amortization adjustments totaling $9,069 compared to the interest expense of $26,105 for the same period ending March 31, 2003. The interest expense was for interest paid on the bank line of credit and 10% interest accrued on notes payable to officers and directors of the Company. The overall interest expense was reduced as a result of the Company paying off the line of credit and assuming a term loan with a lower interest rate.

Income Taxes

The effective tax rate is different from the statutory rate as a result of the NOL carryforwards and amount of losses not deductible. The net operating loss carry forward of approximately $1,600,000 at March 31, 2004, and begins to expire in the year 2019. The amount of net operating loss carry forward expires $7,000 in 2019, $89,000 in 2020, $77,000 in 2021 and 927,000 in 2022. The Company is reflecting an income tax benefit at March 31, 2004 of 35% or approximately $8,366 on a net loss before income taxes of $23,902. The income tax benefit of $49,543 was recognized for the same period ended March 31, 2003, with a net loss of $145,436.

Net Income (Loss)

For the three months ended March 31, 2004 the Company had a net loss of $69,511 compared to a net income of $13,726 for the same three-month period ended March 31, 2003. The main reason the Company was profitable in the third quarter of 2003 was the continuing engineering contracts and lower general and administrative expenses compared to prior periods. While in 2004, there was a decrease in engineering effort and an increase in biofuels and alternative energy projects that are not yet producing revenue. For the nine months ended March 31, 2004 the Company has a net loss of $15,536 compared to the loss of $95,893 for the same period ended March 31, 2003. For the nine months ended March 31, 2003, the majority of the loss was attributed to the ongoing merger costs and heavy general and administrative costs, which totaled $435,031. The loss for 2004 was lower but the increase in selling general and administrative expenses left the Company at a loss.

CAPITAL RESOURCES AND LIQUIDITY

The Company will make reasonable efforts to meet cash flow demands from ongoing operations however, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as bank borrowings on the line of credit, additional loans, and possibly investment capital by issuance of debenture notes and preferred stock. As of March 31, 2004 the Company had a working capital deficit of $68,650 compared to a deficit of $438,279 for the previous year ending June 30, 2003. The current ratio at March 31, 2004 was: .89:1 and .51:1 at June 30, 2003. This decrease in the deficit in working capital can be attributed to a) reduced accounts payable paid down; b) lower accrued vacation, and payroll along with reduced liabilities in the other category; and c) the reduction in the line of credit current portion of debt. The Company has had ongoing capital-intensive biofuels and alternative energy projects and continues to search for new investment capital through private preferred stock and debenture bonds to fund the start up of alternative energy projects. The Company has generated approximately $440,000 of private placements in common stock of which these stock proceeds were used to pay down current accounts payable and fund the biofuels White Sides digester project. The Company believes that, with the prospects for bringing on line new alternative energy projects, it will be able to meet obligations as they become due. The Company is also taking active measures to speed up the collection of its current accounts receivable, while no receivables appear to be uncollectible.

The Company converted the line of credit to a variable rate (Prime plus 2%) term loan in the month of October 2003 to cover on going costs of operations. The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of March 31, 2004 the loan was in good standing. In April of 2004, the variable rate term loan was renegotiated to a 5.75% fixed rate, three-year term loan, which will be paid in full by May 2007. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The shareholder creditor loans to the company of $22,980 from Mr. Kenoyer and of $45,940 from Mr. Dustin accrue interest at an annual rate of 10 percent payable on demand.

Access to Capital - Over the next twelve months the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as additional loans and possibly investment capital by issuance of debenture notes or preferred stock. In addition to these efforts to provide working capital, the Company is making preparations to be able to sell its owned mineral rights in Garnett, Montana should an opportunity arise and a reasonable offer be received

Material Commitments for Capital Expenditures - The Company expects to expend approximately $400,000 on the construction of the previously mentioned construction of a methane generation plant (anaerobic digester) at the Whitesides Dairy near Rupert, Idaho over the next two quarters. The Company has 75% of that required amount as cash on hand and the remainder will come from outside capital resources. Source of funding for office-related expenses will come from ongoing operations generated by engineering services.

Seasonal Changes - The Company's operating revenue is generally not affected by seasonal changes.

RISK FACTORS

The Company's current and primary focus is obtaining permits and developing favorable properties for alternative and renewable energy production, and providing the associated engineering design and construction management services required to support the construction and operation of related facilities, and cannot provide any guarantees of profitability at this time. The Company will continue to expand its engineering services base, "work for others" to generate additional revenue to augment working capital requirements in support of its alternative and renewable energy efforts. The realization of profits is dependent upon successful execution of new business opportunities and the development of prototype digester models and implementation of the digester project for renewable energy. The Company is dependent upon inducing larger companies or private investors to purchase these "turn-key" alternative renewable energy generation and production facilities. These projects when developed and depending on their success will be the future of the Company. The Company cannot give any reasonable assurance to their success.

Our operating results are difficult to predict in advance and may fluctuate significantly, and a failure to meet the expectations of analysts or our stockholders would likely result in a substantial decline in our stock price.

Factors that are likely to cause our results to fluctuate include the following:

-	the gain or loss of significant customers or significant changes in engineering services market;
-	the amount and timing of our operating expenses and capital expenditures;
-	the success or failure of the alternative energy and biofuels projects currently underway;
-	the timing, rescheduling or cancellation of engineering customer's work orders;
-	our ability to specify, develop, complete, introduce and market biofuels and bring them to volume production in a timely manner;
-	the rate of adoption and acceptance of new industry standards in our target markets;
-	any other unforeseen activities or issues.

There is a limited public market for our common stock. Our common stock is listed on the OTC Bulletin Board, and there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares.

We are subject to various risks associated with the development of the biofuels and alternative energy market place and if we do not succeed our business will be adversely affected.

Our performance will largely depend on our ability to develop and implement the anerobic digester and generate energy and gas to sale. We will respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis however, we cannot predict if we will be effective or succeed in the development of the biofuels and alternative energy markets. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to develop and operate in the biofuels market, our business, results of operations and financial condition could be materially adversely affected.

If we need additional financing, we may not be able to raise further financing or it may only be available on terms unfavorable to us or to our stockholders.

Available cash resources may not be sufficient to meet our anticipated working capital and capital expenditure requirements, if the anerobic digester does not produce revenue for at least 12 months. It may become necessary to raise additional funds to respond to business contingencies, which could include the need to:

-	fund additional project expansion for the biofuels production;
-	fund additional marketing expenditures;
-	develop additional alternative energy projects or enhance the WOBF gas products;
-	enhance our operating infrastructure;
-	hire additional personnel;
-	acquire other complementary businesses or technologies.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements, Schedules and Exhibits
(b)	Two exhibits are filed as part of this report.
(c)	The Company filed one report on Form 8-K/A in the third quarter of 2004
1. Exhibits

Exhibit No.	Description	Incorporated by Reference from Registrant's

3.1	Articles of Incorporation.	Form 10SB Registration March 22, 2000
3.2	Bylaws.	Form 10SB Registration March 22, 2000
3.3	Amended Articles of Incorporation.	Form 10SB Registration March 22, 2000
3.4	Amended Articles of Incorporation.	Form 10SB Registration March 22, 2000
4.1	Specimen Stock Certificate.	Form 10SB Registration March 22, 2000
10.1	Yellow Pines Resources Agreement.	Form 10SB Registration March 22, 2000
10.2	American Diatomite Agreement.	Form 10SB Registration March 22, 2000
10.3	American Diatomite Agreement.	Form 10-KSB October 20, 2000
10.4	Agreement to Sell and Purchase Mineral Reserves, Real Property and Shares of Common Stock	Form 10-KSB October 15, 2001
10.5	Addendum to Agreement to Sell and Purchase Mineral Reserves, Real Property and Shares of Common Stock	Form 10-KSB October 15, 2001
10.7	2003 Stock Option Plan	Form 14(a) October 24, 2002
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary and Treasurer
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and Vice-President, Secretary and Treasurer
99.1	Press Release dated April 21, 2004 for the acquisition of the Wright Oil and Broadway Ford, a natural gas fueling station in Idaho	Form 8-K April 26, 2004
99.2	The purchase agreement with Wright Oil and Broadway Ford	Form 8-K April 26, 2004

Reports on Form 8-K

10.6	Iron Mask Mining Company merger agreement with Intrepid Engineering Company and Western Technology and Management, Inc.	Form 8-K April 8, 2002
	Intrepid Technology and Resources, Inc. change of certifying accountants	Form 8-K May 24, 2002
	Amendment to report pro forma financial information on merger filed on Form 8-K April 8, 2002	Form 8-K/A June 11, 2002
	Amendment, Item 7. Letter from accountant and Company correspondence	Form 8-K/A June 20, 2002
	Resignation of Registrant's Directors and change in management	Form 8-K July 8, 2002
	Resignation of Registrant's Directors	Form 8-K August 21, 2002
	Amendment to Form 8-K filed on May 24, 2002 for change of certifying accountants. Correction letter of predecessor accountant.	Form 8-K/A September 10, 2002
	Election of Lynn Smith to the Board of Directors and Chairman of the Audit Committee	Form 8-K September 13, 2002
	Letters of Notice to Cure a Default whereby a deed was not transferred for mineral rights purchased in the Iron Mask Mining Company merger	Form 8-K February 6, 2003
	Amendment to Form 8-K filed on April 8, 2002 for the merger with Iron Mask Mining Company. Change of Accounting acquiror	Form 8-K/A February 19, 2004
	Item 5. Other, that the Company will apply FASB 121 Impairment of Long Lived assets to those purchased in the merger of March 2002	Form 8-K April 6, 2004
	The acquisition of the Wright Oil and Broadway Ford a natural gas joint venture fueling station in Idaho	Form 8-K April 26, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: May 14, 2004	By:	/s/ Dr. Dennis D. Keiser

Dr. Dennis D. Keiser
Chief Executive Officer & President

Date: May 14, 2004	By:	/s/ Dr. Jacob D. Dustin

Dr. Jacob D. Dustin
Vice President, Secretary, and Treasurer

