Form 10KSB/A
period 2003-06-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2004-06-15
CIK 1083742

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                  AMENDMENT #2
                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR FISCAL YEAR ENDED JUNE 30, 2003
                        COMMISSION FILE NUMBER 000-30065
              INTREPID TECHNOLOGY & RESOURCES, INC., & SUBSIDIARIES
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

At September 18, 2003, Registrant had outstanding 91,930,584 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $598,099 based on the closing price of $.009 per share, and is reported on the Over the Counter Bulletin Board Trading System. For purposes of the foregoing calculation, all directors and executive officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or executive officers is an affiliate.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 2003 Annual Meeting of Stockholders.
Part III

                           EXPLANATION OF AMENDMENT #2
                           ---------------------------

The Registrant, Intrepid Technology & Resources, Inc., (the "Company"), received a subsequent comment letter from the Securities and Exchange Commission dated February 27, 2004. The Commission made comments and requested the registrant amend the Report on form 10-KSB/A and apply SFAS 121 Impairment of Long-Lived Assets to the mineral rights acquired in the merger, expand the footnotes to the financial statements and reflect the changes in the quarterly information along with the changes resulting from the merger of March 25, 2002. Amended hereto is Items 6 & 7.

                           EXPLANATION OF AMENDMENT #1
                           ---------------------------

The Registrant, Intrepid Technology & Resources, Inc., (the "Company"), received two letters from the Securities and Exchange Commission dated November 24, 2003 and February 3, 2004. The Commission made comments and requested the registrant amend the original filing of the Report on form 10-KSB to include the quarterly information along with substantive changes resulting from the merger of March 25, 2002. Amended thereto on February 19, 2004 were Items 1,2, 6 & 7.

                            _________________________
OFFICERS
--------
Dr. Dennis D. Keiser, Chief Executive Officer & President

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

DIRECTORS
---------
Dr. Dennis D. Keiser, Chief Executive Officer & President
Chairman of the Board

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

Michael F. LaFleur, Board Member

William R. Myers, Board Member

D. Lynn Smith, Board Member

COMMON STOCK
------------
Par value .005
135,000,000 authorized
91,130,584 issued and outstanding at June 30, 2003
91,930,584 issued and outstanding at September 26, 2003
Intrepid Technology & Resources, Inc.'s common stock trades on the Bulletin Board under the symbol IESV.


FINANCIAL REPORTS
-----------------
A copy of Intrepid Technology & Resources, Inc.'s Financial Reports, filed with the Securities and Exchange Commission, may be obtained by writing to:
Intrepid Technology & Resources, Inc.
501 West Broadway
Suite 200
Idaho Falls, Idaho 83402
www.intrepid21.com
------------------
or at: The Securities and Exchange Commission office, Public Reference Room 450 Fifth Street, N.W., Washington D.C. 20549 or at the SEC web site address (http:// www.sec.gov)
         ------------

TRANSFER AGENT
--------------
Columbia Stock Transfer Company
PO Box 2196
Coeur d'Alene, Idaho 83816-2196
Phone:  208-664-3544
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR
-------
Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                       TABLE OF CONTENTS

                                            PART II
Item       6.  Management's Discussion and Analysis . . . . . . . . . . . . . . . . . . .    4
Item       7.  Financial Statements and Supplementary Data. . . . . . . . . . . . . . . .   11

PART III
Item      13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . .   28
Item      14.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . .   29
               Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31
               Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 3., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending June 30, 2003, included elsewhere in this Form 10-KSB/A. For information regarding the historical financial statements of IES prior to the merger please refer to the report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on February 19, 2004.

2003 FINANCIAL RESULTS COMPARED TO 2002 (amended)
-------------------------------------------------

The Company's 2003, operating revenue was $2,463,795 compared to $2,268,940 in 2002. The Company reported a gross profit for the year ended June 30, 2003 of $465,488 compared to $486,106 the prior year. For the year ended June 30, 2003 the Company reported a net loss of $75,718. The net loss for June 30, 2002, is $3,766,551and accounted for in large part by this amended report on Form 10-KSB whereby, the Company has impaired the mineral and mining rights acquired in the merger with Iron Mask Mining Company for $3,723,456. The Company has applied the accounting rules of SFAS 121 Accounting for the Impairment of Long-Lived Assets and impaired these mineral and mining rights. At the time of the merger the Company did not seek out a subsequent survey value of the mining rights to assess the recoverability of the asset. Accordingly, the impairment means the Company has declared that the previously assessed value placed on the asset by Iron Mask Mining Company no longer had any fair value and wrote the asset down at June 30, 2002 with a debit to expense in the Statement of Operations. For further discussion on the impairment of these assets see Note 9 to the financial statements.


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

RESULTS OF OPERATIONS (AMENDED)
-------------------------------

The Company's revenue result primarily from contracts, which are substantially short term, with the U.S. Government, commercial customers, state and local governments, or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of costs plus fees, and others, which are fixed-price or time-and-materials, type contracts. Revenue and fees on the reimbursement of costs plus fees and time-and-material contracts are recognized using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues and fees on the fixed price contracts are recognized based on contract deliverables or other milestones, etc. accomplished as of the end of the period. Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. Time-and-materials contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Firm fixed-price contracts require us to provide stipulated services for a fixed price.

The Company generated engineering service revenue in 2003 and 2002, compared to only interest income in 2001.

The following table shows each element of the statement of operations as a percentage of revenue:

                                           Year Ended          Year Ended
                                         June 30, 2003       June 30, 2002
                                      -------------------  --------------------
                                       Whole $       %       Whole $       %
                                      -------------------  --------------------

Revenue                               2,463,795             2,268,940
                                      ----------           -----------
Direct operating costs                1,998,307     81.1%   1,782,834     78.6%
                                      ----------           -----------

Gross profit                            465,488     18.9%     486,106     21.4%
Write down of assets                          -      0.0%   3,723,456    164.1%
Selling, general and administrative     557,844     22.6%     844,426     37.2%
                                      ----------           -----------

Income from operations                  (92,356)    -3.8%  (4,081,776)  -179.9%

Interest expense                        (32,905)    -1.3%     (20,775)      .9%
                                      ----------           -----------

Net loss before income taxes           (125,261)    -5.1%  (4,102,551)  -180.8%

Income tax expense (benefit)            (49,543)    -2.0%    (336,000)   -14.8%
                                      ----------           -----------

                                        (75,718)    -3.1%  (3,766,551)    -166%
                                      ==========           -----------
Net loss


REVENUE

Revenue for 2003, increased to $2,463,795 compared to $2,268,940 for 2002. The Company's 2003 operating revenue increased 9% from the prior year showing a continuous improvement upon which the Company intends to expand and further develop along with the alternative energy and resource work. The increase in revenues are from additional engineering services contracts obtained during the year.

DIRECT OPERATING COSTS

For the year ending June 30, 2003, the Company had direct operating costs of $1,998,307 or 81.1% of revenue in support of the engineering services compared to $1,782,834 or 78.6% of revenue for the year ended June 30, 2002. These increases in direct operating costs are the result of the Company's engineering revenue increasing, in that direct operating costs are relatively constant in relation to revenues.

GROSS PROFIT

Gross profit decreased to $465,488 in fiscal year 2003 compared to $486,106 in fiscal year 2002. This decrease is a direct reflection of the increased direct operating costs from higher personnel costs, but is relatively constant in relation to revenues for 2003 and 2002 at 18.9% and 21.4%, respectively.

WRITE-DOWN OF ASSETS (amended)
                     ---------

As a result of a comment letter received from the U.S. Securities and Exchange Commission, the Company has applied SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to the mining and mineral rights acquired in the merger with Iron Mask Mining Company ("IMKG"). These mineral and mining rights relate to the Garnet and Copper Cliff properties and were recorded by IMKG at a value of $3,723,456. The value of the mineral rights was based on a mineral property valuation performed by a certified professional geologist for $3,273,456 and the mining rights were valued at an agreed upon price of $450,000. SFAS 121, requires an evaluation of assets at the time of a significant event or if changes in circumstances occur. Upon further review of the mineral property valuation report it was noted that the study did not meet the requirements of the SEC's Industry Guide 7. As of June 30, 2002 no final feasibility study had been performed on the Garnet and Copper Cliff properties therefore, sufficient quality and quantity of mineral reserves could not be adequately determined in estimating a fair value of the mineral rights. Based on this conclusion the Company has impaired the mineral and mining rights in accordance with SFAS 121 declaring the rights to have no fair value and has written the asset down. For the year ended June 30, 2002 a write down of the assets of $3,723,456 was recorded and is included in loss from operations.

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


INTEREST EXPENSE (amended)
                 ---------

Interest expense for the year ended June 30, 2003 increased to $32,905 compared to $20,775 for the same period ending June 30, 2002. The interest expense increased by $12,130 as a result of the increase in long term debt and the higher debt balances owed to shareholders and officers.

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

NET LOSS (amended)
         ---------

At June 30, 2003 the Company realized a net loss of $75,718 compared to a loss of $3,766,551 for the year ended June 30, 2002. The net loss in 2002 is mainly the result of the impairment write down of the mining rights that had a recorded valued at $3,723,456. Please refer to Note 9 to the financial statements for a further explanation of this amendment to the Form 10-KSB.

OTHER  INFORMATION
------------------

CUSTOMERS
---------

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

COMPLIANCE  WITH  APPLICABLE  LAWS AND REGULATIONS- The Company is in compliance
--------------------------------------------------
with  all  current  laws  and  regulations.

CHANGES  IN  LAWS  AND  REGULATIONS  -  None  Applicable
-----------------------------------

EXPOSURE  TO  LITIGATION-  None
------------------------

NEW  TECHNOLOGIES-  None
-----------------

ACCESS  TO  CAPITAL-  The Company will make reasonable efforts to meet cash flow
-------------------
demands from ongoing operations however, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as additional loans and possibly investment capital by issuance of debenture notes or preferred stock.

LOSS  OF  MAJOR  CONTRACTS-  None
--------------------------

NEW  BUSINESS  - The Magic Valley Energy Company, LLC, has been formed to be the
-------------
legal entity under which the development of the Magic Valley Ethanol/Methane Biogas Production Complex integrated operations will be managed. A one-third partner in the venture, the Magic Valley Energy Coalition, LLC, was sought to ensure the concerns and needs of the community were addressed throughout all phases of the project, minimizing the possibility of unforeseen resistance to progress.


MATERIAL  COMMITMENTS  FOR CAPITAL EXPENDITURES - The Company has no outstanding
-----------------------------------------------
commitments at this time, though anticipates purchase of engineering design hardware and software, additional computers, and office furniture to expand its operations. The Company also anticipates significant capital outlays related to the Magic Valley ethanol/methane project once investor support has been secured. Funding for office-related expenses will come from ongoing operations generated by engineering services, whereas the source of funding for the Magic Valley project will be outside capital resources.


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


SENIOR MANAGEMENT
-----------------

The Board of Directors and Officers of the Company as presently constituted were duly elected by the shareholders during the 2003 Annual Shareholder Meeting held December 6, 2002, and no further changes were made during the year.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. (AMENDED)
----------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT
----------------------------

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

As described in Notes 2 and Note 9, the Company has made changes to its original June 30, 2003 and 2002 financial statements. The changes to the financial statements relate to changing the accounting acquiror of the merger and the reporting a write down of assets in the statement of operations.


Balukoff Lindstrom & Co., P.A.,
Boise, Idaho
August  16,  2003
(Except  for  Notes  2  and  9  dated  April  22,  2004)

                              INTREPID TECHNOLOGY & RESOURCES, INC.
                                   CONSOLIDATED BALANCE SHEETS

                          ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                         JUNE 30,      June 30,
                                                                           2003          2002
                                                                       ------------  ------------
ASSETS
Current Assets:
   Cash                                                                $    27,175   $    71,959
   Receivables, net of allowance for doubtful
      accounts of $0 and $0 respectively                                   412,058       289,078
   Investments                                                               5,000            --
   Other assets                                                              3,986        99,863
                                                                       ------------  ------------
      Total current assets                                                 448,219       460,900

Equipment, net                                                              37,177        45,861
Deferred tax asset                                                         385,543       336,000
                                                                       ------------  ------------
      Total Assets                                                     $   870,939   $   842,761
                                                                       ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $   245,596   $   133,932
   Accrued liabilities                                                     163,097       185,444
   Deferred compensation                                                   193,232       326,776
   Line of credit                                                          199,779       199,779
   Long term debt - current portion                                         84,800        49,807
                                                                       ------------  ------------
      Total current liabilities                                            886,504       895,738

Long term debt                                                                  --        11,252
                                                                       ------------  ------------
      Total liabilities                                                    886,504       906,990
Commitments and contingencies
Shareholders' equity:
   Common stock, $.005 par value, 135,000,000 authorized, 91,130,584
      and 83,543,609 shares outstanding                                    455,653       417,718
   Additional paid-in capital                                            3,644,060     3,557,613
   Notes receivable - shareholders                                         (36,900)      (36,900)
   Retained earnings (deficit)                                          (4,078,378)   (4,002,660)
                                                                       ------------  ------------
      Total shareholders' equity                                           (15,565)      (64,229)
                                                                       ------------  ------------

Total Liabilities and Shareholders' Equity                             $   870,939   $   842,761
                                                                       ============  ============

The accompanying notes are an integral part of these financial statements.

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                 For the Years Ended
                                                       June 30,
                                                  2003          2002
                                               -----------  ------------

Revenue                                        $2,463,795   $ 2,268,940
Direct operating costs                          1,998,307     1,782,834
                                               -----------  ------------

Gross profit                                      465,488       486,106
Write off of Mineral Rights                            --     3,723,456
Selling, general and administrative expenses      557,844       844,426
                                               -----------  ------------

Income (loss) from operations                     (92,356)   (4,081,776)
                                               -----------  ------------


Interest expense                                  (32,905)      (20,775)
                                               -----------  ------------

Net loss before income taxes                     (125,261)   (4,102,551)
Provision for income taxes (benefit)              (49,543)     (336,000)
                                               -----------  ------------

Net loss                                       $  (75,718)  $(3,766,551)
                                               ===========  ============

Net loss to common shareholders                $  (75,718)  $(3,766,551)
                                               ===========  ============

Basic earnings (loss) per share                $    (.001)  $      (.08)
                                               ===========  ============

Diluted earnings per share                     $       --   $        --
                                               ===========  ============

Dividends paid per common share                        --            --
                                               ===========  ============


The accompanying notes are an integral part of these financial statements

                              INTREPID TECHNOLOGY & RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                          ADDITIONAL                   RETAINED
                                    NUMBER OF    COMMON     PAID-IN        NOTE        EARNINGS
                                      SHARES     STOCK      CAPITAL     RECEIVABLE    (DEFICIT)
                                    ----------  --------  -----------  ------------  ------------
Balance, June 30, 2001*                620,000  $  9,070  $        --  $   (36,900)  $  (145,324)
                                    ==========  ========  ===========  ============  ============

Net loss                                              --           --           --    (3,766,551)

Reverse merger recorded as capital
transaction                         81,825,734   403,159    3,448,346           --       (90,785)

Common stock issued                  1,097,875     5,489      109,267           --            --
                                    ----------  --------  -----------  ------------  ------------

Balance, June 30, 2002              83,543,609  $417,718  $ 3,557,613  $   (36,900)  $(4,002,660)
                                    ==========  ========  ===========  ============  ============

Net loss                                              --           --           --       (75,718)

Common stock issued                  7,586,975    37,935       86,447           --            --
                                    ----------  --------  -----------  ------------  ------------

Balance, June 30, 2003              91,130,584  $455,653  $ 3,644,060  $   (36,900)  $(4,078,378)
                                    ==========  ========  ===========  ============  ============

*Note: The balances at June 30, 2001 reflect the balances of IES prior to the merger.
The accompanying notes are an integral part of these financial statements

                                INTREPID TECHNOLOGY & RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                            ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                     FOR THE YEAR    ENDED JUNE 30,
                                                                         2003             2002
                                                                    --------------  ----------------
Cash flows from operating activities:
   Net loss                                                         $     (75,718)  $    (3,766,551)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                          9,140               343
      Gain on disposal of assets                                           (9,441)               --
      Expenses in exchange for issuance of common stock                    89,385           114,756
      Write down of assets                                                     --         3,723,456

Changes in assets and liabilities:
      Accounts receivable, net                                           (122,980)         (128,493)
      Prepaids and other assets                                            95,877           130,137
      Deferred tax asset                                                  (49,543)         (336,000)
      Accounts payable                                                    111,664           115,574
      Accrued liabilities                                                 (22,353)          149,392
      Deferred compensation                                              (133,543)           96,776
                                                                    --------------  ----------------

Net cash provided (used) by operating activities                         (107,512)           99,390

Cash flows from investing activities:

      Purchase of investments                                              (5,000)               --
      Purchases of equipment                                              (13,738)           (7,737)
                                                                    --------------  ----------------
Net cash used in investing activities                                     (18,837)           (7,737)

Cash flows from financing activities:
      Common stock proceeds                                                35,000                --
      Debenture sales                                                      10,150                --
      Net proceeds from line of credit                                                       53,004
      Proceeds from note payable                                           79,517                --
      Payments on notes payable                                           (43,201)         (118,588)
                                                                    --------------  ----------------


Net cash provided by financing activities                                  81,466           (65,584)

Decrease in cash and cash equivalents                                     (44,784)           26,069
                                                                    --------------  ----------------

Cash and cash equivalents at beginning of period                           71,959            45,890
                                                                    --------------  ----------------
Cash and cash equivalents at end of period                          $      27,175   $        71,959
                                                                    ==============  ================

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
      Interest                                                      $      30,916   $         5,810
Non cash investing and financing transactions

      Expenses in exchange for common stock                                89,385           114,756

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

NOTE 2. MERGER. (AMENDED)

On March 25, 2002, the Company was created by merging Intrepid Engineering Services, Inc., an Idaho corporation ("IES"), Western Technology and Management, Inc., an Idaho corporation ("WTM"), and Iron Mask Mining Company (IMKG). Originally the merger was reported as a business acquisition under SFAS 141 "Business Combinations," with IMKG as the accounting acquiror recognition of goodwill and the reporting of intangible assets. After consultation with the SEC and review of accounting standards, it was determined the merger should be accounted for as a capital transaction with IES as the accounting acquiror. The accounting for this type of transaction is identical to a reverse merger except that no goodwill and related intangible assets are recorded. The financial statements of the 10-KSB have been amended to reflect the change in the accounting of the merger. For information regarding the historical financial statements of IES prior to the merger please refer to the report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on February 19, 2004.

The consideration paid in connection with the merger, determined through arms-length negotiations between executive management resulted in IMKG issuing 24,915,975 shares of its common stock for the shares of IES and WTM. As a result of the merger WTM and IES shareholders own 25% and 6%, respectively, of the outstanding shares of stock. Subsequent to the merger the name was changed to Intrepid Technology and Resources, Inc.

The following table reports the Company's interim condensed and consolidated balance sheet information as originally reported under SFAS 141 ($ in whole dollars):


                                                          Q1               Q2             Q3            Q4
                                        JUNE 30,     SEPTEMBER 30,    DECEMBER 31,    MARCH 31,      JUNE 30,
                                          2002           2002             2002           2003          2003
                                      ------------  ---------------  --------------  ------------  ------------
ASSETS
Current Assets:
   Cash                               $    71,959   $       45,124   $      33,722   $     9,683   $    27,175
   Receivables, net of allowance          289,078          244,256         296,293       284,980       412,058
   Other receivables                           --          100,000         100,000        24,714         5,000
   Other current assets                    99,863            1,162           3,461         4,461         3,986
                                      ------------  ---------------  --------------  ------------  ------------
      Total current assets                460,900          390,542         433,476       323,838       448,219

Equipment, net                             45,861           43,400          31,780        29,521        37,177
Goodwill                                  526,848          522,309         529,868       523,929       538,947
Mining rights                           3,273,456        3,273,456       3,273,456     3,273,456     3,273,456
Deferred tax asset                        336,000          413,803         392,934       385,543       385,543
                                      ------------  ---------------  --------------  ------------  ------------

      Total Assets                    $ 4,643,065   $    4,643,510   $   4,661,514   $ 4,536,287   $ 4,683,342
                                      ============  ===============  ==============  ============  ============

LIABILITIES AND EQUITY
Current liabilities:
   Accounts payable                   $   133,932   $      176,240   $     235,438   $   173,225   $   245,596
   Accrued liabilities                    185,444          173,274         175,465       144,643       163,091
   Deferred compensation                  326,776          380,804         298,032       198,031       193,232
   Line of credit                         199,779          198,618         198,910       198,704       199,779
   Long term debt - current portion        49,807           11,730          25,403        78,590        84,800
                                      ------------  ---------------  --------------  ------------  ------------
      Total current liabilities           895,738          940,666         933,247       793,193       886,498

Long term debt                             11,252           44,746              --            --            --
Commitments and contingencies
   Common stock, $.005 par value          417,718          423,732         452,375       452,925       455,653
   Additional paid-in capital          11,983,943       12,019,119      12,051,097    12,051,647    12,070,390
   Notes receivable - shareholders        (36,900)         (36,900)        (36,900)      (36,900)      (36,900)
   Retained earnings (deficit)         (8,628,686)      (8,747,853)    ( 8,738,305)   (8,724,578)   (8,692,305)
                                      ------------  ---------------  --------------  ------------  ------------
      Total shareholders' equity        3,736,075        3,658,098       3,728,267     3,755,964     3,796,844
                                      ------------  ---------------  --------------  ------------  ------------
Total Liabilities and Shareholders'
Equity                                $ 4,643,065   $    4,643,510   $   4,661,514   $ 4,536,287   $ 4,683,342
                                      ============  ===============  ==============  ============  ============

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


                                                         Q1                       Q2             Q3            Q4
                             ----------------------------------------------
                                                                              DECEMBER 31,    MARCH 31,      JUNE 30,
                                            SEPTEMBER 30, 2002                    2002           2003          2003
                             ----------------------------------------------  --------------  ------------  ------------
                               Original     Adjustments    *     Restated       Restated       Restated      Restated
                             ----------------------------------------------  --------------  ------------  ------------
ASSETS
Current Assets:
Cash                         $    45,124                       $    45,124   $      33,722   $     9,683   $    27,175
Receivables                      244,256                           244,256         296,293       284,980       412,058
Other receivables                100,000                           100,000         100,000        24,714         5,000
Other assets                       1,162                             1,162           3,461         4,461         3,986
                             ------------                      ------------  --------------  ------------  ------------
Total current assets             390,542                           390,542         433,476       323,838       448,219

Equipment, net                    43,400                            43,400          31,780        29,521        37,177
Goodwill                         522,309       (522,309)  a             --              --            --            --
Mining rights                  3,273,456     (3,273,456)  b             --              --            --            --
Deferred tax asset               413,803                  c        413,803         405,804       396,333       385,543
                             ------------                      ------------  --------------  ------------  ------------

      Total Assets           $ 4,643,510   $ (3,795,765)       $   847,745   $     871,060   $   749,692   $   870,939
                             ============  =============       ============  ==============  ============  ============

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable             $   176,240                       $   176,240   $     235,438   $   173,225   $   245,596
Accrued liabilities              173,274                           173,274         175,465       144,643       163,097
Deferred compensation            380,804                           380,804         298,032       198,031       193,232
Line of credit                   198,618                           198,618         198,910       198,704       199,779
LT debt - current                 11,730                            11,730          25,403        78,590        84,800
                             ------------                      ------------  --------------  ------------  ------------
Total current liabilities        940,666                           940,666         933,248       793,193       886,504

Long term debt                    44,746                            44,746              --            --            --
Commitments
Common stock $.005 par           423,732                           423,732         452,375       452,925       455,653
Additional paid-in capital    12,019,119     (8,426,330)  d      3,592,789       3,624,767     3,625,317     3,644,060
Notes receivable                 (36,900)                          (36,900)        (36,900)      (36,900)      (36,900)
Retained earnings (deficit)   (8,747,853)     4,630,565   e     (4,117,288)     (4,102,431)   (4,084,843)   (4,078,378)
                             ------------  -------------       ------------  --------------  ------------  ------------
Total shareholders' equity     3,658,098     (3,795,765)          (137,667)        (62,188)      (43,501)      (15,565)
                             ------------  -------------       ------------  --------------  ------------  ------------

Total Liabilities and
Shareholders' Equity         $ 4,643,510   $ (3,795,765)       $   847,745   $     871,060   $   749,692   $   870,939
                             ============  =============       ============  ==============  ============  ============

a  As  a  result  of  the  change  of  the  accounting acquirer in the merger no goodwill  or  related  intangible  assets  are  to  be  recorded
b To eliminate all value(s) associated with the Garnett and Copper Cliff properties in Montana written off June 30, 2002
c For each of the quarters ending December 2002, March and June 2003 the deferred tax asset was adjusted from the amounts originally reported by the change in the net income or loss for the period
d As a result of accounting for the merger as a capital transaction the additional paid in capital was adjusted to reflect the adjustment of eliminating the goodwill
e To eliminate the write-off of research and development costs, remove the IMKG accumulated deficit, and include the additional write off of the mineral rights for $3.2 million for the year ending June 30, 2002

The following table shows the adjustments, with explanations, needed to restate the balance sheet as of June 30, 2002.

                                                            June 30,
                                                              2002
                                                              ----
                                               Restated     Adjustment          Original
                                             ------------  ------------       ------------
ASSETS
Current Assets:
   Cash                                      $    71,959                      $    71,959
   Receivables, net of allowance for
doubtful accounts of $0 and $0
respectively                                     289,078                          289,078
    Investments                                       --                               --
    Other assets                                  99,863                           99,863
                                             ------------                     ------------
      Total current assets                       460,900                          460,900

Equipment, net                                    45,861                           45,861
Goodwill                                              --   $  (526,848)  a        526,848
Mining rights                                         --    (3,273,456)  b      3,273,456
Deferred tax asset                               336,000            --            336,000
                                             ------------  ------------       ------------
      Total Assets                           $   842,761   $(3,800,304)       $ 4,643,065
                                             ============  ============       ============

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities:
   Accounts payable                          $   133,932                      $   133,932
   Accrued liabilities                           185,444                          185,444
   Deferred compensation                         326,776                          326,776
   Line of credit                                199,779                          199,779
   Long term debt - current portion               49,807                           49,807
                                             ------------                     ------------
      Total current liabilities                  895,738                          895,738

Long term debt                                    11,252                           11,252
                                             ------------                     ------------
      Total liabilities                          906,990                          906,990
Commitments and contingencies
Shareholders' equity:
   Common stock, $.005 par value,
135,000,000 authorized, 91,130,584 and
83,543,609 shares issued and outstanding,
respectively                                     417,718                          417,718
   Additional paid-in capital                  3,557,613    (8,876,330)  d     11,983,943
   Notes receivable - shareholders               (36,900)                         (36,900)
   Retained earnings (deficit)                (4,002,660)    5,076,026   e     (8,628,686)
                                             ------------  ------------       ------------
      Total shareholders' equity                 (64,229)   (3,800,304)         3,736,075
                                             ------------  ------------       ------------

Total Liabilities and Shareholders' Equity   $   842,761   $(3,800,304)       $ 4,643,065
                                             ============  ============       ============



_______________________________
a  As  a  result  of  the  change  of  the  accounting acquirer in the merger no goodwill  or  related  intangible  assets  are  to  be  recorded
b To eliminate all value(s) associated with the Garnett and Copper Cliff properties in Montana written off June 30, 2002
d As a result of accounting for the merger as a capital transaction the additional paid in capital was adjusted to reflect the adjustment of eliminating the goodwill
e To eliminate the write-off of research and development costs, remove the IMKG accumulated deficit, and include the additional write off of the mineral rights for $3.2 million for the year ending June 30, 2002

The following table reports the Company's interim condensed and consolidated statement of operations information as originally reported:

                                                     Q1               Q2            Q3           Q4
                                                SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
($IN WHOLE DOLLARS)                                 2002             2002          2003         2003
                                               ---------------  --------------  -----------  ----------

Revenue                                        $      645,113   $     517,390   $  585,367   $ 715,925
Direct operating costs                                573,264         378,439      451,257     595,347
                                               ---------------  --------------  -----------  ----------
Gross profit                                           71,849         138,951      134,110     120,578
Write down on assets                                       --              --           --
Selling, general and administrative expenses          262,033          71,705      101,293     110,714
                                               ---------------  --------------  -----------  ----------

Income (loss) from operations                        (190,184)         67,246       32,817       9,864

Interest expense                                       (6,787)         (7,618)     (11,700)     (6,800)
                                               ---------------  --------------  -----------  ----------
Net loss before income taxes                         (196,971)         59,628       21,117       3,064
Provision for income taxes (benefit)                  (77,804)         20,870        7,391          --
                                               ---------------  --------------  -----------  ----------

Net income (loss)                              $     (119,167)  $      38,758   $   13,726   $   3,064
                                               ===============  ==============  ===========  ==========

Net income (loss) to common shareholders       $     (119,167)  $      38,758   $   13,726   $   3,064
                                               ===============  ==============  ===========  ==========

Basic earnings (loss) per share                $       (.0013)  $      .00043   $   .00015   $   .0001
                                               ===============  ==============  ===========  ==========

Diluted earnings per share                     $           --   $          --   $       --   $      --
                                               ===============  ==============  ===========  ==========

The following table reports the Company's interim condensed and consolidated statement of operations reflecting the adjustments needed to restate the financial statements:

                                                               Q1                         Q2            Q3           Q4
                                                                                     DECEMBER 31,    MARCH 31,    JUNE 30,
($IN WHOLE DOLLARS)                                    SEPTEMBER 30, 2002                2002          2003         2003
                                               -----------------------------------  --------------  -----------  ----------
                                                Original   Adjustments   Restated      Restated      Restated     Restated
                                               ----------  -----------  ----------  --------------  -----------  ----------
Revenue                                        $ 645,113                $ 645,113   $     517,390   $  585,367   $ 715,925
Direct operating costs                           573,264                  573,264         378,439      451,257     595,347
                                               ----------               ----------  --------------  -----------  ----------
Gross profit                                      71,849                   71,849         138,951      134,110     120,578
Selling, general and administrative expenses
                                                 262,033      (4,539)g    257,494         108,475       95,352      96,523
                                               ----------  -----------  ----------  --------------  -----------  ----------

Income (loss) from operations                   (190,184)        4,539   (185,645)         30,456       38,758      24,055

Interest expense                                  (6,787)                  (6,787)         (7,618)     (11,700)     (6,800)
                                               ----------               ----------  --------------  -----------  ----------
Net loss before income taxes                    (196,971)        4,539   (192,432)         22,858       27,058      17,255
Provision for income taxes (benefit)
                                                 (77,804)            h    (77,804)          8,000        9,470      10,790
                                               ----------               ----------  --------------  -----------  ----------

Net income (loss)                              $(119,167)        4,539  $(114,628)  $      14,858   $   17,588   $   6,465
                                               ==========  ===========  ==========  ==============  ===========  ==========

Net income (loss) to common shareholders
                                               $(119,167)        4,539  $(114,628)  $      14,858   $   17,588   $   6,465
                                               ==========  ===========  ==========  ==============  ===========  ==========

Basic earnings (loss) per share                $  (.0013)               $  (.0013)  $       .0002   $    .0002   $   .0002
                                               ==========               ==========  ==============  ===========  ==========

Diluted earnings per share                     $      --                $      --   $          --   $       --   $      --
                                               ==========               ==========  ==============  ===========  ==========

_______________________________
g Amortization of merger costs incorrectly amortized are adjusted in each of the four quarters by $4,539; $36,770; $5,941; and $14,191
h Provision for incomes taxes is adjusted from the amounts originally reported by the change in the net income or loss for the period

The following table shows the adjustments, with explanations, needed to restate the statement of operations for the year ended June 30, 2002.

                                                                 2002
                                               -----------------------------------------
                                                 Restated     Adjustment      Original
                                               ------------  -------------  ------------
Revenue                                        $ 2,268,940   $  1,536,503i  $   732,437
Direct operating costs                           1,782,834      1,177,683j      605,151
                                               ------------                 ------------

Gross profit                                       486,106                      127,286
Write down on assets                             3,723,456    (2,675,332)k    6,398,788
Selling, general and administrative expenses       844,426      (720,074)l    1,564,500
                                               ------------                 ------------

Income (loss) from operations                   (4,081,776)                  (7,836,002)
                                               ------------

Interest revenue                                        --            (2)m            2
Interest expense                                   (20,775)      (14,965)n       (5,810)
                                               ------------                 ------------

Net loss before income taxes                    (4,102,551)                  (7,841,810)
Provision for income taxes (benefit)              (336,000)                    (336,000)
                                               ------------                 ------------

Net loss                                       $(3,766,551)                 $(7,505,810)
                                               ============                 ============

Net loss to common shareholders                $(3,766,551)                 $(7,505,810)
                                               ============                 ============

Basic earnings (loss) per share                $      (.08)                 $      (.15)
                                               ============                 ============

Diluted earnings per share                     $        --                  $        --
                                               ============                 ============

Dividends paid per common share                         --                           --
                                               ============                 ============



_______________________________
i To adjust total sales as a result of changing the accounting acquiror from IMKG to IES therefore reflecting 12 months of operation for IES rather than the 3 months originally reported j To adjust total direct operating costs as a result of changing the accounting acquiror from IMKG to IES therefore reflecting 12 months of operation for IES rather than the 3 months originally reported k Eliminated the write down of goodwill as originally reported for $6,398,788 and report the write off of the mineral rights of $3,723,456 l To adjust the S, G&A expense as a result of changing the accounting acquiror from IMKG to IES therefore reflecting 12 months of operation for IES rather than the 3 months originally reported m To eliminate the interest revenue related to IMKG prior to the merger n To adjust the interest expense as a result of changing the accounting acquiror from IMKG to IES therefore reflecting 12 months of operation for IES rather than the 3 months originally reported

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles  of Consolidation. The accompanying financial statements are prepared
-----------------------------
on a consolidated basis. The consolidated financial statements include the accounts of the Company after the elimination of all significant inter-company balances and transactions. The Company's fiscal year-end is June 30.

Cash  and  Cash Equivalents. For the purpose of the statement of cash flows, the
---------------------------
Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

Accounts  Receivable.  Accounts  receivable  is recorded net of an allowance for
---------------------
expected losses. The allowance is estimated from historical performances and projections of trends. These projections for doubtful accounts have been recorded based on previous history of charge offs, which have been insignificant. The Company contracts with federal governmental agencies for engineering, which have not been delinquent and management does not believe there is a collectability issue with these contracts. Therefore, no allowance has been recorded at June 30, 2003 and 2002 or the interim periods thereto. As of June 30, 2003 the Company has one account past due for approximately $5,000. The Company has no intention of writing this account off and believes it will collect the receivable in due time. .

Notes  Payable.  The  Company  has  various  notes  payable  to  individuals and
---------------
officers. The Company has exchanged a portion of the notes for issuance of the Company's common stock. The Company has incurred additional expenses with outside consultants and has paid a portion of those obligations with the issuance of common stock under the rules provided for S-8 issuances.


Revenue  Recognition.  The  Company's  revenue  result primarily from contracts,
--------------------
which are substantially short term, with the U.S. Government, commercial customers, state and local governments, or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of costs plus fees, and others, which are fixed-price or time-and-materials, type contracts. Revenue and fees on the reimbursement of costs plus fees and time-and-material contracts are recognized using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues and fees on the fixed price contracts are recognized based on contract deliverables or other milestones accomplished as of the end of the period. Amounts recorded, as revenue for work performed but not billed as of June 30, 2003 and 2002 was $38,178 and $96,381, respectively. The Company expects to bill and received the 2003 unbilled amounts during the first quarter 2004.

Equipment.   Property  and  equipment  are  recorded  at cost and depreciated on
----------
straight-line and declining balance methods over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted.

Income  Per  Share.  Basic earnings per share are computed on net income and the
------------------
weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.

                                         (000's except per share amounts)
                                                Year Ended June 30,
                                      -------------------------------------
                                             2003               2002
                                      ------------------  -----------------

Net loss                              $             (76)  $         (3,767)

Weighted average shares outstanding-
   Common shares                             83,939,000         48,785,000
                                      ------------------  -----------------

Basic earnings per share              $           (.001)  $           (.08)
                                      ==================  =================
Diluted earnings per share            $              --   $             --
                                      ==================  =================


Use  of  Estimates.  The  preparation of financial statements in conformity with
-------------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. The Company used significant estimates in the accompanying consolidated financial statements primarily related to the valuation of mining rights and the valuation allowance for deferred taxes. It is reasonably possible that these estimates may change from time to time and actual results could differ from those estimates.

Major  Customers.  In  2002, the Company's primary customers were Idaho National
----------------
Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, Fluor Federal Services, Inc., Duratek, Argonne National Laboratory West, the US Department of Agriculture, Bureau of Land Management and the state of Idaho. INEEL provided more than ten percent of the total revenue recognized by the Company in 2003. In 2002, INEEL and Fluor Federal Services accounted for ten percent or more of the Company's revenue.

Credit  Risk  Concentration. The Company maintains most of its cash with US Bank
----------------------------
in Idaho Falls, Idaho. Substantially all of the cash balances are insured and are not collateral for other obligations. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company's credit evaluation process. Typically, the Company has not required customers to provide collateral for such obligations.

Commitments.  The  Company  has  various  commitments  for  notes  payable  to
-----------
shareholders and officers of the Company, and a banking line of credit with US Bank, all of which the Company believes it has properly accounted for or has made proper accruals to meet these obligations in the future.

Notes  Receivable.  As  of  June  30, 2003, the Company has non-interest bearing
------------------
notes receivable from employees totaling $36,900 for the purchase of the Company's common shares and is recorded in the equity section of the balance sheet. The notes are from employees:

     Gary Mecham         $6,900       Don Dustin         $6,900
     David Roth          $6,900       Shaun Dustin       $6,900
     Scott Francis       $6,900       Lynn Higgins       $2,400


Stock-Based  Compensation.  At  December 31, 2003, the Company has a stock-based
--------------------------
employee compensation plan, which is more fully described in Note 10. The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation cost is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation."


The following table illustrates the effect on net income (loss) and earnings
(loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                                               Year Ended June 30,
                                                                            -------------------------
                                                                               2003          2002
                                                                            -----------  ------------

Net income / (loss)                                                         $  (75,718)  $(3,766,551)

Deduct: Stock based employee
Compensation expense determined under
fair value based method, net of tax                                            (81,656)           --
                                                                            -----------  ------------

Pro forma net income / (loss)                                               $ (157,374)  $(3,766,551)

Basic earnings per share as recorded                                        $    (.001)  $      (.08)
                                                                            ===========  ============
Basic earnings per share pro forma                                          $   (.0017)  $      (.08)
                                                                            ===========  ============

NOTE 4. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA.

The unaudited consolidated quarterly results of operations for 2003 and 2002 ($ in thousands, except per share amounts) were:

REPORTED IN         FIRST Q   UARTER   SECOND  QUARTER   THIRD Q   UARTER   FOURTH   QUARTER
(000)
                      2003     2002     2003     2002      2003     2002     2003      2002
                    --------  -------  ------  --------  --------  -------  -------  --------

Revenue                 645      515      517      515        585     507       717      732

Net Income (loss)      (115)     (10)      15      (10)        18     (10)        6   (3,737)
                    -------------------------------------------------------------------------

Basic earnings
(loss) per share     (.0013)  (.0004)   .0002   (.0004)  $  .0002  (.0002)  $ .0002   (.0618)


Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. There is no dilutive potential on common shares outstanding for each period or for the sum of the quarters.


NOTE 5. EQUIPMENT.

Equipment consists of the following as of June 30, 2003:

Computers                           $ 40,566
Furniture                             15,488
Vehicles                               3,000
                                    ---------
                                      59,054
Less accumulated depreciation        (21,877)
                                    ---------
TOTAL EQUIPMENT                     $ 37,177
                                    =========


NOTE 6. LONG TERM DEBT.

A summary of long-term obligations at June 30, 2003 is as follows:

Debenture , due November 1, 2003, 6% interest rate plus 1% bonus interest paid at issuance, of company common stock, convertible at the company's option to
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
                                                                                    -------
                                                                                    $84,800
                                                                                    =======


Revolving  Line  of  Credit
---------------------------

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


Shareholder  Notes
------------------

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


NOTE 7. OPERATING LEASES.

The Company leases space in Idaho Falls, Idaho. The Idaho Falls lease is at a monthly rate of $5,686, and lease term runs through May 31, 2006.


Rent expense for year ended June 30, 2003 was:                        $  70,803
                                                                      =========


Rental expense for the lease terms are as follows:

2004                                                                  $  64,170
2005                                                                     67,012
2006                                                                     28,415
                                                                      ---------
                                                              Total:  $ 159,597
                                                                      =========



NOTE 8. INCOME TAXES.

The components of income tax expense at June 30, are:

     Reported in whole $
                             2003        2002
                          ---------  ----------
     Current
     -------
     Federal              $     --   $      --
     State                      --          --
                          ---------  ----------
                          $     --   $      --

     Deferred
     --------
     Federal              $(42,111)  $(285,000)
     State                $ (7,432)    (51,000)
                          ---------  ----------
                          $(49,543)  $(336,000)
                          ---------  ----------

Deferred tax assets and liabilities as of June 30, 2003 consist of:

                                    Assets    Liabilities     Total

              Net Operating Loss
                   Carry forward  $ 826,543   $         --  $ 826,543
             Valuation Allowance   (441,000)            --   (441,000)
                                  ----------  ------------  ----------
                                  $(385,543)  $         --  $(385,543)
                                  ----------  ------------  ----------

Deferred tax assets and liabilities as of June 30, 2002 consist of:

                                    Assets    Liabilities     Total

              Net Operating Loss
                   Carry forward  $ 777,000   $         --  $ 777,000
             Valuation Allowance   (441,000)            --   (441,000)
                                  ----------  ------------  ----------
                                  $(336,000)  $         --  $(336,000)
                                  ----------  ------------  ----------

The following reconciles the federal and states tax provisions with the expected provisions by applying statutory rates to income before income taxes as of June 30:

     Reported in whole $
                                              2003         2002
                                            ---------  ------------
     Federal tax expense at statutory rate  $(43,841)  $(1,435,893)
     Write down of assets                                1,303,210
     Recognition of NOL                                   (388,362)
     Change in valuation allowance                --       204,000
     Other                                    (5,702)      (18,955)
                                            ---------  ------------
     Income Tax                             $(49,543)  $  (336,000)
                                            =========  ------------

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


NOTE 9. INTANGIBLE ASSETS. (AMENDED)

The Company acquired certain mineral and mining rights related to the Garnet and Copper Cliff properties through the merger with Iron Mask Mining Company ("IMKG"), at a value of $3,723,456. The value of the mineral rights was based on a mineral property valuation performed by a certified professional geologist for $3,273,456. An agreement was written between the parties for $3,273,456 and additional mining or surface rights were valued and agreed upon for a price of $450,000. SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires an evaluation of assets if a significant event or changes in circumstances occur. Therefore at the time of the merger a significant event had occurred triggering the need for another valuation of the mineral rights. Upon further review of the mineral property valuation report it was noted that the study did not meet the requirements of the SEC's Industry Guide 7. As of June 30, 2002 no final feasibility study had been performed on the Garnet and Copper Cliff properties therefore, sufficient quality and quantity of mineral reserves could not be adequately determined in estimating a fair value of the mineral rights. Based on this conclusion the Company has impaired the mineral and mining rights in accordance with SFAS 121 declaring the rights to have no fair value and has written the asset down. For the year ended June 30, 2002 a write down of the assets of $3,723,456 was recorded and is included in loss from operations.

In the first quarter of 2002, IMKG recorded a mineral rights option for a price of $150,000 with a corresponding note payable of $150,000. The note was to be paid within a specified amount of time after IMKG had exercised the option for the mineral rights. The options should not have been recorded as an asset with the corresponding liability until the options were exercised. The Company therefore removed the options and the liability at the time of the merger as of March 25, 2002.



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

The  Company  accounts  for  its stock options under Accounting Principles Board
(APB) Opinion No. 25 using the intrinsic value method. In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-

Based Compensation - Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

                                                     2003       2002
                                                 ------------  ------

Expected volatility                                      158%      --
Risk-free interest rates                                 5.0%      --
Expected lives                                       5 YEARS       --
Dividend yield                                             0%     --%
Weighted-average fair value of options granted
   during the year (Black-Scholes)               $       .01   $   --

Under option:
Options outstanding, beginning of year                    --       --
Granted                                           11,640,000       --
Exercised                                                 --       --
Canceled                                             (25,000)      --
                                                 ------------  ------
Options outstanding, end of year                  11,615,000       --
                                                 ============  ======

Price range per share of outstanding options     $       .01   $   --
Price range per share of options exercised       $        --       --
Price range per share of options canceled        $       .01       --
Options exercisable at end of year                13,385,000       --
                                                 ============
Remaining weighted average contractual life of
outstanding options as of June 30, 2003           4.52 YEARS       --
                                                 ============  ======


The following table illustrates the effect on net income (loss) and earnings
(loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:


                                                                                Year Ended June 30,
                                                                            --------------------------
                                                                                2003          2002
                                                                            ------------  ------------

Net income / (loss)                                                         $   (75,718)  $(3,766,551)

Deduct: Stock based employee
Compensation expense determined under
fair value based method, net of tax                                             (81,656)           --
                                                                            ------------  ------------

Pro forma net income / (loss)                                               $  (157,374)  $(3,766,551)
                                                                            ============  ============

Basic earnings per share as recorded                                        $    (.0009)  $      (.08)
                                                                            ============  ============
Basic earnings per share pro forma                                          $    (.0017)  $      (.08)
                                                                            ============  ============


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

               2.   Financial statement schedules

                         Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

               3.   Exhibits

---------------------------------------------------------------------------------------------------------------------
Exhibit                               Description                                  Incorporated by Reference from
No.                                                                                         Registrant's
-------  ---------------------------------------------------------------------  -------------------------------------
3.1      Articles of Incorporation.                                             Form 10SB Registration March 22, 2000
-------  ---------------------------------------------------------------------  -------------------------------------
3.2      Bylaws.                                                                Form 10SB Registration March 22, 2000
-------  ---------------------------------------------------------------------  -------------------------------------
3.3      Amended Articles of Incorporation.                                     Form 10SB Registration March 22, 2000
-------  ---------------------------------------------------------------------  -------------------------------------
3.4      Amended Articles of Incorporation.                                     Form 10SB Registration March 22, 2000
-------  ---------------------------------------------------------------------  -------------------------------------
4.1      Specimen Stock Certificate.                                            Form 10SB Registration March 22, 2000
-------  ---------------------------------------------------------------------  -------------------------------------
10.1     Yellow Pines Resources Agreement.                                      Form 10SB Registration March 22, 2000
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
10.2     American Diatomite Agreement.                                          Form 10SB Registration March 22, 2000
-------  ---------------------------------------------------------------------  -------------------------------------
10.3     American Diatomite Agreement.                                          Form 10-KSB October 20, 2000
-------  ---------------------------------------------------------------------  -------------------------------------
10.4     Agreement to Sell and Purchase Mineral Reserves, Real Property and
         Shares of Common Stock                                                 Form 10-KSB October 15, 2001
-------  ---------------------------------------------------------------------  -------------------------------------
10.5     Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
         Property and Shares of Common Stock                                    Form 10-KSB October 15, 2001
-------  ---------------------------------------------------------------------  -------------------------------------
10.7     2003 Stock Option Plan                                                 Form 14(a) October 24, 2002
-------  ---------------------------------------------------------------------  -------------------------------------
31.1     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
-------  ---------------------------------------------------------------------  -------------------------------------
31.2     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
         by Vice-President, Secretary and Treasurer
-------  ---------------------------------------------------------------------  -------------------------------------
32       Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and
         Chief Executive Officer and Vice-President, Secretary and Treasurer
---------------------------------------------------------------------------------------------------------------------


REPORTS ON FORM 8-K

----------------------------------------------------------------------------------------------------------
10.6  Iron Mask Mining Company merger agreement with Intrepid
      Engineering Company and Western Technology and Management, Inc.        Form 8-K April 8, 2002
----  ---------------------------------------------------------------------  -----------------------------
      Intrepid Technology and Resources, Inc. change of certifying
      accountants                                                            Form 8-K May 24, 2002
----  ---------------------------------------------------------------------  -----------------------------
      Amendment to report pro forma financial information on merger filed
      on Form 8-K April 8, 2002                                              Form 8-K/A June 11, 2002
----  ---------------------------------------------------------------------  -----------------------------
      Amendment, Item 7.  Letter from accountant and Company                 Form 8-K/A June 20, 2002
      correspondence
----  ---------------------------------------------------------------------  -----------------------------
      Resignation of Registrant's Directors and change in management         Form 8-K July 8, 2002
----  ---------------------------------------------------------------------  -----------------------------
      Resignation of Registrant's Directors                                  Form 8-K August 21, 2002
----  ---------------------------------------------------------------------  -----------------------------
      Amendment to Form 8-K filed on May 24, 2002 for change of
      certifying accountants.  Correction letter of predecessor accountant.  Form 8-K/A September 10, 2002
----  ---------------------------------------------------------------------  -----------------------------
      Election of Lynn Smith to the Board of Directors and Chairman of the
      Audit Committee                                                        Form 8-K September 13, 2002
----  ---------------------------------------------------------------------  -----------------------------
      Serving of Cure Notice to Cordoba Corporation for Delivery of Lein-    Form 8-K February 6, 2003
      Free Deeds to Garnet Mineral Properties
----------------------------------------------------------------------------------------------------------



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

CONSENT OF INDEPENDENT PUBLIC AUDITORS



As independent public accountants, we hereby consent to the inclusion of our reports on the financial statements of Intrepid Technology & Resources, Inc., dated September 26, 2003 (except for Note 2 and 9 dated April 22, 2004), included in this report on Form 10-KSB/A, as filed with the Securities and Exchange Commission.

Balukoff, Lindstrom & Co., P.A.



Boise, Idaho
April 22, 2004

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        INTREPID TECHNOLOGY & RESOURCES, INC.
                        -------------------------------------
                                   (Registrant)


Date: April 23, 2004    By: /s/ Dr. Dennis D. Keiser, Chief Executive Officer &
                               ------------------------------------------------
                               President
                               ---------


Date: April 23, 2004    By: /s/ Dr. Jacob D. Dustin, Vice President, Secretary,
                               ------------------------------------------------
                               and Treasurer
                               --------------