Form 10QSB/A
period 2003-09-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2004-06-15
CIK 1083742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                  AMENDMENT # 2


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

       Registrant's telephone number, including area code: (208) 529-5337


Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No The number of shares of the
                                          ---   ---
Registrant's Common Stock, as of November 13, 2003: 93,016,139 shares outstanding of a total 135,000,000 authorized.

                           EXPLANATION OF AMENDMENT #2
                           ---------------------------

The Registrant, Intrepid Technology & Resources, Inc., (the "Company"), received a subsequent comment letter from the Securities and Exchange Commission dated February 27, 2004. The Commission made comments and requested the registrant amend the Report on form 10-QSB/A and apply SFAS 121 Impairment of Long-Lived Assets to the mineral rights acquired in the merger, the deficit in retained earnings is rolled forward to the financial statements along with the changes resulting from the merger of March 25, 2002. Amended hereto is Items 1 & 2, notes 2 & 3, and the Management's Discussion & Analysis.

                          EXPLANATION OF AMENDMENT # 1
                          ----------------------------

The Registrant, Intrepid Technology & Resources, Inc., (the "Company"), received two letters from the Securities and Exchange Commission dated November 24, 2003 and February 3, 2004. The Commission made comments and requested the registrant amend the original filing of the Report on form 10-QSB to include the substantive changes resulting from the merger of March 25, 2002. Amended thereto were Items 1, & 2 on February 19, 2004.

OFFICERS
--------
Dr. Dennis D. Keiser, Chief Executive Officer & President

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

DIRECTORS
---------
Dr. Dennis D. Keiser, Chief Executive Officer & President
Chairman of the Board

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

Michael F. LaFleur, Board Member

William R. Myers, Board Member

D. Lynn Smith, Board Member

COMMON STOCK
-------------
Par value .005
135,000,000 authorized
93,016,139 issued and outstanding at November 13, 2003
Intrepid Technology & Resources, Inc., and Subsidiaries' common stock trades on the Bulletin Board under the symbol IESV.

FINANCIAL REPORTS
------------------
A copy of Intrepid Technology & Resources, Inc.'s Financial Reports, filed with the Securities and Exchange Commission, may be obtained by writing to:
Intrepid Technology & Resources, Inc.
501 West Broadway
Suite 200
Idaho Falls, Idaho 83402
www.intrepid21.com
------------------
or at: The Securities and Exchange Commission office, Public Reference Room 450
--------------------------------------------------------------------------------
Fifth Street, N.W., Washington D.C. 20549 or at the SEC web site address
------------------------------------------------------------------------
(http:// www.sec.gov)
----------------------

TRANSFER AGENT
--------------
Columbia Stock Transfer Company
PO Box 2196
Coeur d'Alene, Idaho 83816-2196
Phone: 208-664-3544
Fax: 208-664-3543
Email: columbia5183@cs.com

AUDITOR
-------
Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item   1.  Financial Statements
           Balance Sheets . . . . . . . . . . . . . . . . . . .  4
           Statements of Operations . . . . . . . . . . . . . .  5
           Statements of Cash Flows . . . . . . . . . . . . . .  6
           Notes to Unaudited Financial Statements. . . . . . .  7

Item   2.  Management's Discussion and Analysis . . . . . . . . 11
           Results of Operations. . . . . . . . . . . . . . . . 12
           Capital Requirements . . . . . . . . . . . . . . . . 13
Item   3.  Controls and Procedures. . . . . . . . . . . . . . . 14

                         Part II - OTHER INFORMATION

Item   1.  Legal Proceedings. . . . . . . . . . . . . . . . . . 15
Item   2.  Changes in Securities. . . . . . . . . . . . . . . . 15
Item   3.  Defaults Upon Senior Securities. . . . . . . . . . . 15
Item   4.  Submission of Matters to a Vote of Security Holders. 15
Item   5.  Other Information. . . . . . . . . . . . . . . . . . 15
Item   6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 15
           Signature Page . . . . . . . . . . . . . . . . . . . 17
           Certifications . . . . . . . . . . . . . . . . . . . 18

ITEM 1. FINANCIAL STATEMENTS (AMENDED)


                     INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                          ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)
                                                                       SEPTEMBER      JUNE 30,
                                                                        30, 2003        2003
                                                                       UNAUDITED      AUDITED
                                                                      ------------  ------------
ASSETS
Current Assets:
  Cash                                                                $   105,291   $    27,175
  Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                    297,214       412,058
  Investments                                                                  --         5,000
  Other assets                                                              9,426         3,986
                                                                      ------------  ------------
      Total current assets                                                411,931       448,219

Equipment, net                                                             34,695        37,177
Deferred tax asset                                                        361,121       385,543
                                                                      ------------  ------------
      Total Assets                                                    $   807,747   $   870,939
                                                                      ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $   207,072   $   245,596
  Accrued liabilities                                                      79,033       163,097
  Deferred compensation                                                   193,232       193,232
  Line of credit                                                               --       199,779
  Note Payable                                                            201,767            --
  Long term debt - current portion                                         86,845        84,800
                                                                      ------------  ------------
      Total current liabilities                                           767,949       886,504

Long term debt                                                                 --            --
                                                                      ------------  ------------
      Total liabilities                                                   767,949       886,504
Commitments and contingencies
Shareholders' equity:
  Common stock, $.005 par value, 135,000,000 authorized, 91,930,584
      and 91,130,584 shares issued and outstanding, respectively          459,652       455,653
  Additional paid-in capital                                            3,650,064     3,644,060
  Notes receivable - shareholders                                         (36,900)      (36,900)
  Retained earnings (deficit)                                          (4,033,018)   (4,078,378)
                                                                      ------------  ------------
      Total shareholders' equity                                           39,798       (15,565)
                                                                      ------------  ------------

Total Liabilities and Shareholders' Equity                            $   807,747   $   870,939
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
                                               ============  ============


The accompanying notes are an integral part of these financial statements

                             INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                           For the Quarter Ended September 30,
                                                                              2003                  2002
                                                                       -------------------  --------------------

Cash flows from operating activities:

  Net income (loss)                                                    $           45,360   $          (114,628)
  Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
  Depreciation                                                                      2,482                 2,461
  Expenses in exchange for issuance of common stock                                10,004                41,190
Changes in assets and liabilities:
  Accounts receivable, net                                                        114,844                44,822
  Prepaids and other assets                                                        (5,440)               (1,299)
  Deferred tax asset                                                               24,422               (77,804)
  Accounts payable                                                                (38,524)               42,308
  Accrued liabilities                                                             (84,058)              (13,331)
  Deferred compensation                                                                --                54,028
                                                                       -------------------  --------------------

Net cash provided by (used) by operating activities                                69,089               (22,253)

Cash flows from investing activities:
  Sale of investment                                                                5,000                    --
                                                                       -------------------  --------------------
Net cash used in investing activities                                               5,000                    --

Cash flows from financing activities:
  Net change in line of credit                                                      1,982                (4,582)
  Proceeds from notes payable                                                       2,045                    --
                                                                       -------------------  --------------------
Net cash provided by (used in) financing activities                                 4,027                (4,582)

Increase (decrease) in cash and cash equivalents                                   78,116               (26,835)
Cash and cash equivalents at beginning of period                                   27,175                71,959
                                                                       -------------------  --------------------
Cash and cash equivalents at end of period                             $          105,291   $            45,124
                                                                       ===================  ====================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest paid                                                        $            4,969   $             6,787
Non cash investing and financing transactions

  Expenses in exchange for common stock                                            10,004                35,190
  Payment of accrued expenses with common stock                                        --                 6,000
  Conversion of line of credit to note payable                                    201,767                    --


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


NOTE 2. MERGER. (AMENDED)

On March 25, 2002, the Company was created by merging Intrepid Engineering Services, Inc., an Idaho corporation ("IES"), Western Technology and Management, Inc., an Idaho corporation ("WTM"), and Iron Mask Mining Company (IMKG). Originally the merger was reported as a business acquisition under SFAS 141 "Business Combinations," with recognition of goodwill and the reporting of intangible assets. After consultation with the SEC and review of accounting standards, it was determined the merger should be accounted for as a capital transaction with IES as the accounting acquiror. The accounting for this type of transaction is identical to a reverse merger except that no goodwill or intangible assets are recorded. The financial statements of the 10-KSB/A have been amended to reflect the change in the accounting of the merger. For information regarding the historical financial statements of IES prior to the merger please refer to the report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on February 19, 2004.

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

NOTE 3. INTANGIBLE ASSETS. (AMENDED)

The Company acquired certain mineral and mining rights related to the Garnet and Copper Cliff properties through the merger with Iron Mask Mining Company ("IMKG"), at a value of $3,723,456. The value of the mineral rights was set at $3,273,456 based on a mineral property valuation performed by a certified professional geologist. An agreement was written between the parties for $3,273,456 and additional mining or surface rights were valued and agreed upon for a price of $450,000. SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires an evaluation of assets if a significant event or changes in circumstances occur. The merger constituted such a significant event, thus triggering the need for another valuation of the mineral rights. Upon further review of the mineral property valuation report it was noted that the study did not meet the requirements of the SEC's Industry Guide 7. As of June 30, 2002 no final feasibility study had been performed on the Garnet and Copper Cliff properties; therefore, sufficient quality and quantity of mineral reserves could not be adequately determined in estimating a fair value of the mineral rights. Based on this conclusion the Company has impaired the mineral and mining rights in accordance with SFAS 121 declaring the rights to have no fair value and has written the asset down. For the year ended June 30, 2002 a write down of the assets of $3,723,456 was recorded and is included in loss from operations.

In the first quarter of 2002, IMKG recorded a mineral rights option for a price of $150,000 with a corresponding note payable of $150,000. The note was to be paid within a specified amount of time after IMKG had exercised the option for the mineral rights. The options should not have been recorded as an asset with the corresponding liability until the options were exercised. The Company therefore removed the options and the liability at the time of the merger as of March 25, 2002. The effect of writing down the asset on the June 30, 2002 income statement was an increase in the deficit to retained earnings, which is carried forward as shown on the balance sheet for the quarter ending September 30, 2003. (See footnote d below)

The following table reports the Company's condensed and consolidated balance sheet information as originally reported and amended showing the adjustments for the merger ($ in whole dollars):

                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                           2003                           2003
                                      ---------------                ---------------
                                         ORIGINAL      ADJUSTMENT       RESTATED
                                      ---------------  -----------   ---------------
ASSETS
Current Assets:
  Cash                                $      105,291                 $      105,291
  Receivables, net of allowance              297,214                        297,214
  Other receivables                               --                             --
  Other current assets                         9,426                          9,426
                                      ---------------                ---------------
      Total current assets                   411,931                        411,931

Equipment, net                                34,695                         34,695
Goodwill                                     538,947     (538,947)a              --
Mining rights                              3,273,456   (3,273,456)b              --
Deferred tax asset                           361,121                        361,121
                                      ---------------                ---------------

      Total Assets                    $    4,620,150                 $      807,747
                                      ===============                ===============

LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable                    $      207,072                 $      207,072
  Accrued liabilities                         79,033                         79,033
  Deferred compensation                      193,232                        193,232
  Line of credit                             201,767                        201,767
  Long term debt - current portion            86,845                         86,845
                                      ---------------                ---------------
      Total current liabilities              767,949                        767,949
Long term debt                                    --                             --
Commitments and contingencies
  Common stock, $.005 par value              459,652                        459,652
  Additional paid-in capital              12,076,394   (8,426,330)c       3,650,064
  Notes receivable - shareholders            (36,900)                       (36,900)
  Retained earnings (deficit)             (8,646,945)   4,613,927 d      (4,033,018)
                                      ---------------                ---------------
      Total shareholders' equity           3,852,201                         39,798
                                      ---------------                ---------------
Total Liabilities and Shareholders'
Equity                                $    4,620,150                 $      807,747
                                      ===============                ===============

_______________________________
a As a result of the merger no goodwill or intangible assets are to be recorded b To eliminate all value(s) associated with the Garnett and Copper Cliff properties in Montana c As a result of the merger the equity of the Company is reduced by the amount of the mining rights and intangible assets that were eliminated d Amount changed to reflect the changes as a result of the change in accounting acquiror and the write down of the mineral and mining assets as of June 30, 2002

NOTE 4. DESCRIPTION OF BUSINESS



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

SCIENCE AND TECHNOLOGY DIVISION

The Science and Technology Division, is a collection of nationally recognized experts in various Scientific and Engineering disciplines that have consulting arrangements with the Company to provide expert advice and service on an as-needed basis. Over 200 such experts have made arrangements to consult with the Company in a host of industries-Nuclear Science, Renewable Energy, Material Science, Construction Management, Soil Science, Crop Management, Process Engineering, and others. Individual staff members typically possess advanced academic credentials and extensive science or engineering work experience.

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

Development Activities.  The primary purpose of the Company is to obtain, permit
----------------------
and develop favorable properties for alternative/renewable energy production and provide the associated engineering design and construction management services required to support the construction and operation of the related facilities. Secondarily, the Company will continue to expand its engineering services "work for others" base to generate additional revenue to augment working capital requirements in support of its alternative and renewable energy efforts. The realization of profits are dependent upon successful execution of that business model and inducing larger companies or private investors to purchase these "turn-key" alternative/renewable energy generation/production facilities; increasing the number and value of "work for others" services contracts; and the sale of mineral rights.


NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 6. EARNINGS PER COMMON SHARE

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.


                                          (000's except per share amounts)
                                            Quarters Ended September 30,
                                       ------------------  -----------------

                                              2003               2002
                                       ------------------  -----------------

Net income (loss)                      $               45  $           (114)

Weighted average shares outstanding-
  Common shares                                91,130,000        83,896,344

Basic earnings per share               $            .0005  $         (.0013)
                                       ==================  =================
Diluted earnings per share             $               --  $             --
                                       ==================  =================

NOTE 7. LINE OF CREDIT/TERM LOAN.

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

Shareholder  Notes - The following shareholders who are also officers, employees
------------------
or directors have personally lent money to the Company. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the Company: The loans from Mr. Kenoyer of $21,864 and Mr. Dustin of $43,709 accrue interest at an annual rate of 10 percent payable on demand.

NOTE 8. STOCK BASE COMPENSATION

At December 31, 2002, the Company approved a stock-based employee compensation plan. The stock option plan, which allows officers, directors, employees and consultants of the company to receive non-qualified and incentive stock options for a total of 25 million shares. No options were issued for the quarters ending September 30, 2003 and 2002. The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation cost is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation." A total of 13,385,000 options were available for future option grants as of September 30, 2003.

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                         Quarter Ended September 30,
                                       --------------  ---------------
                                            2003            2002
                                       --------------  ---------------

Net income / (loss)                    $       45,360  $     (114,628)

Deduct: Stock based employee
Compensation expense
determined under fair value based                  --              --
                                       --------------  ---------------
method, net of tax

Pro forma net income / (loss)          $       45,360  $     (114,628)

Basic earnings per share as recorded   $        .0005  $       (.0013)
                                       ==============  ===============
Basic earnings per share pro forma     $        .0005  $       (.0013)
                                       ==============  ===============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 1., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes filed thereto on Form 10-KSB/A with the U.S. Securities and Exchange Commission for the year ending June 30, 2003.

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


WRITE-DOWN OF ASSETS (AMENDED)

As a result of the comment letter received from the U.S. Securities and Exchange Commission dated February 27, 2004 the Company has applied SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to the mining and mineral rights acquired in the merger with Iron Mask Mining Company ("IMKG"). These mining rights relate to the Garnet and Copper Cliff properties and were recorded by IMKG at a value of $3,723,456. The value of the mineral rights was based on a mineral property valuation of $3,273,456 performed by a certified professional geologist, and the mining rights were valued at an agreed upon price of $450,000. SFAS 121 requires an evaluation of assets at the time of a significant event or if changes in circumstances occur. The merger constituted such an event, thus triggering the need for another valuation of the mineral rights. Upon further review of the mineral property valuation report it was noted that the study did not meet the requirements of the SEC's Industry Guide 7. As of June 30, 2002 no final feasibility study had been performed on the Garnet and Copper Cliff properties; therefore, sufficient quality and quantity of mineral reserves could not be adequately determined in estimating a fair value of the mineral rights. Based on this conclusion the Company has impaired the mineral and mining rights in accordance with SFAS 121 declaring the rights to have no fair value and has written the asset down. For the year ended June 30, 2002 a write down of the assets of $3,723,456 was recorded and was included in loss from operations. The effect of writing down the asset on the June 30, 2002 income statement was in increase in the deficit to retained earnings, which is carried forward as shown on the balance sheet for the quarter ending September 30, 2003.



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

Access  to  Capital  -  Over the next twelve months the Company believes that it
-------------------
will be necessary to supplement the cash flow from operations with the use of outside resources such as additional loans and possibly investment capital by issuance of debenture notes or preferred stock.

Material  Commitments  for Capital Expenditures - The Company has no outstanding
-----------------------------------------------
commitments at this time, though it anticipates purchase of engineering design hardware and software, additional computers, and office furniture to expand its operations. The Company also intends to purchase a proprietary process design for ethanol production. Source of funding for office-related expenses will come from ongoing operations generated by engineering services. The source of funding for proprietary design and potential acquisitions will be made by outside capital resources.

Seasonal  Changes  -The Company's operating revenue is generally not affected by
-----------------
seasonal  changes.


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

                            PART II OTHER INFORMATION
                            -------------------------

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

             1.  Exhibits

-------------------------------------------------------------------------------------------------------------------------------
  Exhibit.   Description                                                            Incorporated by Reference from
    No                                                                              Registrant's
-----------  ---------------------------------------------------------------------  -------------------------------------------
   3.1       Articles of Incorporation.                                             Form 10SB Registration March 22, 2000
-----------  ---------------------------------------------------------------------  -------------------------------------------
   3.2       Bylaws.                                                                Form 10SB Registration March 22, 2000
-----------  ---------------------------------------------------------------------  -------------------------------------------
   3.3       Amended Articles of Incorporation.                                     Form 10SB Registration March 22, 2000
-----------  ---------------------------------------------------------------------  -------------------------------------------
   3.4       Amended Articles of Incorporation.                                     Form 10SB Registration March 22, 2000
-----------  ---------------------------------------------------------------------  -------------------------------------------
   4.1       Specimen Stock Certificate.                                            Form 10SB Registration March 22, 2000
-----------  ---------------------------------------------------------------------  -------------------------------------------
  10.1       Yellow Pines Resources Agreement.                                      Form 10SB Registration March 22, 2000
-----------  ---------------------------------------------------------------------  -------------------------------------------
  10.2       American Diatomite Agreement.                                          Form 10SB Registration March 22, 2000
-----------  ---------------------------------------------------------------------  -------------------------------------------
  10.3       American Diatomite Agreement.                                          Form 10-KSB October 20, 2000
-----------  ---------------------------------------------------------------------  -------------------------------------------
  10.4       Agreement to Sell and Purchase Mineral Reserves, Real Property and
             Shares of Common Stock                                                 Form 10-KSB October 15, 2001
-----------  ---------------------------------------------------------------------  -------------------------------------------
  10.5       Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
             Property and Shares of Common Stock                                    Form 10-KSB October 15, 2001
-----------  ---------------------------------------------------------------------  -------------------------------------------
  10.7       2003 Stock Option Plan                                                 Schedule 14(a) October 24, 2002
-----------  ---------------------------------------------------------------------  -------------------------------------------
  31.1       Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
-----------  ---------------------------------------------------------------------  -------------------------------------------
  31.2       Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
             by Vice-President, Secretary and Treasurer
-----------  ---------------------------------------------------------------------  -------------------------------------------
  32         Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and
             Chief Executive Officer and Vice-President, Secretary and Treasurer
-------------------------------------------------------------------------------------------------------------------------------

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
      Amendment, Item 7.  Letter from accountant and Company
      correspondence                                                         Form 8-K/A June 20, 2002
----  ---------------------------------------------------------------------  -----------------------------
      Resignation of Registrant's Directors and change in management         Form 8-K July 8, 2002
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



                          INTREPID TECHNOLOGY & RESOURCES, INC.
                                       (Registrant)



Date: April 23, 2004     By: /s/ Dr. Dennis D. Keiser,Chief Executive Officer &
                             ------------------------------------------------
                             President
                             ---------


Date: April 23, 2004     By: /s/ Dr. Jacob D. Dustin, Vice President, Secretary,
                             ---------------------------------------------------
                             and Treasurer
                             -------------