Form 10QSB/A
period 2003-12-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2004-06-15
CIK 1083742

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

Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90 days. Yes X  No    The number of shares of the
                                          ---   ---
Registrant's Common Stock, as of December 31, 2003: 93,612,435 shares outstanding of a total 185,000,000 authorized.


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

                          EXPLANATION OF AMENDMENT # 1
                          ----------------------------

This amendment was to correct Item 1. Financial Statements by restating the correct total current assets as of December 31, 2003, and the net cash used by financing activities and the increase in cash and cash equivalents on the statement  of  cash  flows  and  was  filed  on  February  19,  2004

OFFICERS
--------
Dr. Dennis D. Keiser, Chief Executive Officer & President

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

DIRECTORS
---------
Dr. Dennis D. Keiser, Chief Executive Officer & President Chairman of the Board

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

Michael F. LaFleur, Board Member

William R. Myers, Board Member

D. Lynn Smith, Board Member

COMMON STOCK
------------
Par value .005
185,000,000 authorized
100,910,294 issued and outstanding at February 18, 2004
Intrepid Technology & Resources, Inc.'s common stock trades on the Bulletin Board under the symbol IESV.


FINANCIAL REPORTS
-----------------
A copy of Intrepid Technology & Resources, Inc.'s Financial Reports, filed with the Securities and Exchange Commission, may be obtained by writing to:
Intrepid Technology & Resources, Inc.
501 West Broadway
Suite 200
Idaho Falls, Idaho 83402
www.intrepid21.com
------------------
or at: The Securities and Exchange Commission office, Public Reference Room 450
--------------------------------------------------------------------------------
Fifth Street, N.W., Washington D.C. 20549 or at the SEC web site address
------------------------------------------------------------------------
(http:// www.sec.gov)
---------------------

TRANSFER AGENT
--------------
Columbia Stock Transfer Company
PO Box 2196
Coeur d'Alene, Idaho 83816-2196
Phone: 208-664-3544
Fax:   208-664-3543
Email: columbia5183@cs.com

AUDITOR
-------
Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item   1.   Financial Statements
            Balance Sheets . . . . . . . . . . . . . . . . . . .  4
            Statements of Operations . . . . . . . . . . . . . .  5
            Statements of Cash Flows . . . . . . . . . . . . . .  6
            Notes to Unaudited Financial Statements. . . . . . .  7

Item    2.  Management's Discussion and Analysis . . . . . . . . 13
            Results of Operations. . . . . . . . . . . . . . . . 14
            Capital Requirements . . . . . . . . . . . . . . . . 15

                          PART II - OTHER INFORMATION

Item    6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 17
            Signature Page . . . . . . . . . . . . . . . . . . . 18
            Certifications . . . . . . . . . . . . . . . . . . . 19

                              INTREPID TECHNOLOGY & RESOURCES, INC.
                                    CONSOLIDATED BALANCE SHEETS

                           ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                        DECEMBER 31,     June 30,
                                                                            2003           2003
                                                                       --------------  ------------
                                                                         UNAUDITED       Audited
                                                                       --------------  ------------
ASSETS
Current Assets:
   Cash                                                                $      50,427   $    27,175
   Receivables, net of allowance for doubtful
     accounts of $0 and $0 respectively                                      417,414       412,058
   Investments                                                                    --         5,000
   Other assets                                                                9,426         3,986
                                                                       --------------  ------------
       Total current assets                                                  477,267       448,219

Equipment, net                                                                59,998        37,177
Deferred tax asset                                                           361,121       385,543
                                                                       --------------  ------------
     Total Assets                                                      $     898,386   $   870,939
                                                                       ==============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $     236,133   $   245,596
   Accrued liabilities                                                       116,698       163,097
   Deferred compensation                                                     178,929       193,232
   Term Loan                                                                 181,435       199,779
   Long term debt - current portion                                           77,940            --
                                                                       --------------
     Total current liabilities                                               791,135        84,800
                                                                                       ------------
                                                                                           886,504
Long term debt                                                                    --
                                                                       --------------
         Total liabilities                                                   791,135            --
                                                                                       ------------
Commitments and contingencies                                                              886,504
Shareholders' equity:
   Preferred stock, $1 par value, 5,000,000 authorized                            --
   Common stock, $.005 par value, 185,000,000 authorized, 93,612,435
     and 91,130,584 shares issued and outstanding, respectively              468,062       455,653
   Additional paid-in capital                                              3,693,588     3,644,060
   Notes receivable - shareholders                                           (30,000)      (36,900)
   Retained earnings (deficit)                                            (4,024,399)   (4,078,378)
                                                                       --------------  ------------
     Total shareholders' equity                                              107,251       (15,565)
                                                                       --------------  ------------

Total Liabilities and Shareholders' Equity
                                                                       $     898,386   $   870,939
                                                                       ==============  ============

     The accompanying notes are an integral part of these financial statements.

                              INTREPID TECHNOLOGY & RESOURCES, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                          ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)


                                              For the Three Months Ended  For the Six Months Ended
                                                     December 31,             December 31,
                                                  2003         2002         2003         2002
                                               -----------  -----------  -----------  -----------
                                                 UNAUDITED    UNAUDITED    Unaudited    Unaudited
                                               -----------  -----------  -----------  -----------

Revenue                                        $  630,473   $  517,390   $1,434,411   $1,162,503
Direct operating costs                            350,076      378,439      844,651      951,703
                                               -----------  -----------  -----------  -----------

Gross profit                                      280,397      138,951      589,760      210,800
Selling, general and administrative expenses      264,227      108,475      497,173      365,969
                                               -----------  -----------  -----------  -----------

Income (loss) from operations                      16,170       30,456       92,586     (155,169)
                                               -----------               -----------

Interest expense                                   (7,551)      (7,618)     (14,186)     (14,405)
                                               -----------  -----------  -----------  -----------


Net income (loss) before income taxes               8,619       22,858       78,397     (169,574)
Provision for income taxes (benefit)                   --        8,000       24,422      (69,804)
                                               -----------  -----------  -----------  -----------

Net (loss) income                              $    8,619   $   14,858   $   53,975   $  (99,770)
                                               ===========  ===========  ===========  ===========

Net income (loss)  to common shareholders      $    8,619   $   14,858   $   53,975   $  (99,770)
                                               ===========  ===========  ===========  ===========

Basic earnings (loss) per share                $    .0001   $    .0002   $     .001   $    (.001)
                                               ===========  ===========  ===========  ===========

Diluted earnings per share                     $       --   $       --   $       --   $       --
                                               ===========  ===========  ===========  ===========

Dividends paid per common share                        --           --           --           --
                                               ===========  ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements

                              INTREPID TECHNOLOGY & RESOURCES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                          ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                     For the six months Ended December 31,
                                                                               2003         2002
                                                                           -----------  -----------
                                                                             UNAUDITED    Unaudited
                                                                           -----------  -----------
Cash flows from operating activities:

     Net income (loss)                                                     $   53,975   $  (99,770)
     Adjustments to reconcile net loss to net cash provided by  (used by)
operating activities:
        Depreciation                                                            4,966        4,399

        Loss on the sale of assets                                                 --       10,266
        Expenses in exchange for issuance of common stock                      23,934       72,747
Changes in assets and liabilities:
        Accounts receivable, net                                               (5,356)      (7,215)
        Prepaids and other assets                                                (440)      (3,598)
        Deferred tax asset                                                     24,422      (69,804)
        Accounts payable                                                       (9,463)     101,506
        Accrued liabilities                                                   (46,394)      (9,979)
        Deferred compensation                                                 (14,303)     (28,744)
                                                                           -----------  -----------

Net cash provided by (used by) operating activities                            31,341      (30,192)

Cash flows from investing activities:

        Debenture sales                                                            --       10,000
        Draw on line of credit                                                                (869)
        Purchase of office equipment                                          (27,785)      (3,600)
                                                                           -----------  -----------
Net cash used by investing activities                                         (27,785)      (5,531)

Cash flows from financing activities:
        Common stock proceeds                                                  27,400       25,000
        Note receivable for stock collected                                     6,900
        Payments on line of credit / term loan                                (18,344)     (27,514)
        Increase on notes payable                                               3,740           --
                                                                           -----------  -----------
Net cash used by financing activities                                          19,969       (2,514)

Increase (decrease) in cash and cash equivalents                               23,252      (38,237)
Cash and cash equivalents at beginning of period                               27,175       71,959
                                                                           -----------  -----------
Cash and cash equivalents at end of period                                 $   50,427   $   33,722
                                                                           ===========  ===========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                                      $   14,186   $   14,405
Non cash investing and financing transactions
        Conversion of debenture to common stock                                10,600           --
        Common stock issued for services, prepaid assets and debt
repayments                                                                     23,934       72,747


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

NOTE 3.  INTANGIBLE ASSETS. (AMENDED)

The Company acquired certain mineral and mining rights related to the Garnet and Copper Cliff properties through the merger with Iron Mask Mining Company ("IMKG"), at a value of $3,723,456. The value of the mineral rights was based on a mineral property valuation of $3,273,456 performed by a certified professional geologist. An agreement was written between the parties for $3,273,456 and additional mining or surface rights were valued and agreed upon for a price of $450,000. SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires an evaluation of assets if a significant event or changes in circumstances occur. The merger constituted such an event, thus triggering the need for another valuation of the mineral rights. Upon further review of the mineral property valuation report it was noted that the study did not meet the requirements of the SEC's Industry Guide 7. As of June 30, 2002 no final feasibility study had been performed on the Garnet and Copper Cliff properties therefore, sufficient quality and quantity of mineral reserves could not be adequately determined in estimating a fair value of the mineral rights. Based on this conclusion the Company has impaired the mineral and mining rights in accordance with SFAS 121 declaring the rights to have no fair value and has written the asset down. For the year ended June 30, 2002 a write down of the assets of $3,723,456 was recorded and is included in loss from operations.

In the first quarter of 2002, IMKG recorded a mineral rights option for a price of $150,000 with a corresponding note payable of $150,000. The note was to be paid within a specified amount of time after IMKG had exercised the option for the mineral rights. The options should not have been recorded as an asset with the corresponding liability until the options were exercised. The Company therefore removed the options and the liability at the time of the merger as of March 25, 2002. The effect of writing down the asset on the June 30, 2002 income statement was in increase in the deficit to retained earnings, which is carried forward as shown on the balance sheet for the quarter ending September 30, 2003. (See footnote d below)

NOTE 4.  DESCRIPTION OF BUSINESS

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

The following table reports the Company's condensed and consolidated balance sheet information as originally reported and amended showing the adjustments for the merger ($ in whole dollars):

                                       DECEMBER 31,                      DECEMBER 31,
                                           2003                              2003
                                      --------------                    --------------
                                         ORIGINAL     ADJUSTMENT           RESTATED
                                      --------------  -----------       --------------
ASSETS
Current Assets:
   Cash                               $      50,427                     $      50,427
   Receivables, net of allowance            417,414                           417,414
   Other receivables                             --                                --
   Other current assets                       9,426                             9,426
                                      --------------                    --------------
     Total current assets                   477,267                           477,267

Equipment, net                               59,998                            59,998
Goodwill                                    538,947     (538,947)  a               --
Mining rights                             3,273,456   (3,273,456)  b               --
Deferred tax asset                          361,121                           361,121
                                      --------------                    --------------

     Total Assets                     $   4,710,789                     $     898,386
                                      ==============                    ==============

LIABILITIES AND EQUITY
Current liabilities:
   Accounts payable                   $     236,133                     $     236,133
   Accrued liabilities                      116,698                           116,698
   Deferred compensation                    178,929                           178,929
   Line of credit                           181,435                           181,435
   Long term debt - current portion          77,940                            77,940
                                      --------------                    --------------
     Total current liabilities              791,135                           791,135
Long term debt                                   --                                --
Commitments and contingencies
   Common stock, $.005 par value            468,062                           468,062
   Additional paid-in capital            12,119,918   (8,426,330)  c        3,693,588
   Notes receivable - shareholders          (30,000)                          (30,000)
   Retained earnings (deficit)           (8,638,326)   4,613,927   d       (4,024,399)
                                      --------------                    --------------
     Total shareholders' equity           3,919,654                           107,251
                                      --------------                    --------------
Total Liabilities and Shareholders'
Equity
                                      $   4,710,789                     $     898,386
                                      ==============                    ==============


-------------------------------
a As a result of the merger no goodwill or intangible assets are to be recorded b To eliminate all value(s) associated with the Garnett and Copper Cliff properties in Montana c As a result of the merger the equity of the Company is reduced by the amount of the mining rights and intangible assets that were eliminated d This item is amended to adjust for the mining rights being charged as an expense when impaired in the statement of operations for the year end June 30, 2002 which increases the accumulated deficit

NOTE 5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The significant accounting policies applied in the annual financial statements of the Company as of June 30, 2003, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited financial statements for the three months ended December 31, 2003 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of future results.

STOCK BASE COMPENSATION

At December 31, 2002, the Company approved a stock-based employee compensation plan. The stock option plan, which allows officers, directors, employees and consultants of the company to receive non-qualified and incentive stock options for a total of 25 million shares. The Company awarded 300,000 stock options to directors during the quarter ended December 31, 2002 with an exercise price of $.01. During the quarter ended December 31, 2002, the Company awarded 10,340,000 stock options with an exercise price of $.01 to employees. These options are vested at 100 percent and expire in five years from the grant date. During the 4th quarter 1,000,000 options with an exercise price of $.01 was issued to an employee. A total of 13,385,000 options were available for future option grants as of December 31, 2003.

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

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:


                                          Quarter Ended           Six Months Ended
                                       ---------------------  --------------------------
                                          September 30,             September 30,
                                       ---------------------  --------------------------
                                         2003       2002         2003          2002
                                       --------  -----------  -----------  -------------

Net income / (loss)                    $  8,619  $   14,858   $    53,975  $    (99,770)

Deduct: Stock based employee
Compensation expense determined
under fair value based method, net
of tax                                       --     (81,656)           --       (81,656)
                                       --------  -----------  -----------  -------------

Pro forma net income / (loss)          $  8,619  $  (66,798)  $    53,975  $   (181,426)

Basic earnings per share as recorded      .0001       .0002   $     .0006  $     (.0011)
                                       ========  ===========  ===========  =============
Basic earnings per share pro forma        .0001      (.0009)  $     .0006  $     (.0020)
                                       ========  ===========  ===========  =============

of the results for the entire fiscal year ending June 30, 2004.

Principles  of Consolidation. The accompanying financial statements are prepared
----------------------------
on a consolidated basis. The consolidated financial statements include the accounts of the Company after the elimination of all significant inter-company balances and transactions. The Company's fiscal year-end is June 30.

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

Notes  Payable.  The  Company  has  various  notes  payable  to  individuals and
--------------
officers. The Company has exchanged a portion of the notes for issuance of the Company's common stock. The Company has incurred additional expenses with outside consultants and has paid a portion of those obligations with the issuance of common stock under the rules provided for S-8 issuances.

Revenue  Recognition. The Company's revenue is derived mainly from contracts for
--------------------
its engineering consulting and other services. Revenue from these contracts is recognized as services are performed. The Company has recorded revenue for work performed but not billed as of December 31, 2003.

Equipment.   Property  and  equipment  are  recorded  at cost and depreciated on
---------
straight-line and declining balance methods over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted.

Use  of  Estimates.  The  preparation of financial statements in conformity with
------------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. The Company used significant estimates in the accompanying consolidated financial statements primarily related to the valuation of mining rights and the valuation allowance for deferred taxes. It is reasonably possible that these estimates may change from time to time and actual results could differ from those estimates.

Major  Customers.  At present, Company revenue is derived from "work-for-others"
----------------
by the Engineering Services Division, with any profits being used to develop the Biofuels business line. In 2003, the Company managed several engineering services agreements with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, which constituted the majority of the Company's revenue. In 2003, only INEEL provided more than ten percent of the total.

Development Activities.  The primary purpose of the Company is to obtain, permit
----------------------
and develop favorable properties for alternative and renewable energy production and provide the associated engineering design and construction management services required to support the construction and operation of the related facilities. Secondarily, the Company will continue to expand its engineering services "work for others" base to generate additional revenue to augment working capital requirements in support of its alternative and renewable energy efforts. The realization of profits are dependent upon successful execution of that business model and inducing larger companies or private investors to purchase these "turn-key" alternative/renewable energy generation/production facilities; increasing the number and value of "work for others" services contracts; and the sale of mineral assets.

Credit  Risk  Concentration. The Company maintains most of its cash with US Bank
---------------------------
in Idaho Falls, Idaho. Substantially all of the cash balances are insured and are not collateral for other obligations. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company's credit evaluation process. Typically, the Company has not required customers to provide collateral for such obligations.

Commitments.  The  Company  has  various  commitments  for  notes  payable  to
-----------
shareholders and officers of the Company, and a term loan with US Bank, all of which the Company believes it has properly accounted for or has made proper accruals to meet these obligations in the future.

Notes Receivable.  As of December 31, 2003, the Company has non-interest bearing
----------------
notes receivable from employees totaling $30,000 for the purchase of the Company's common shares and is recorded in the equity section of the balance sheet. The notes are from employees:

Gary Mecham          $6,900               Don Dustin       $6,900
David Roth           $6,900               Lynn Higgins     $2,400
Scott Francis        $6,900


NOTE 6.  EARNING PER COMMON SHARE

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.

                                           (000's except per share amounts)         (000's except per share amounts)
                                            Three Months Ended December 31,           Six Months Ended December 31,
                                       ----------------------------------------  -----------------------------------------
                                              2003                 2002                 2003                  2002
                                       -------------------  -------------------  -------------------  --------------------

Net income / (loss)                    $                 8  $                15  $                54  $              (100)

Weighted average shares outstanding-
  Common shares                                 91,530,584           84,100,530           91,530,584           84,539,207

Basic earnings per share               $             .0001  $             .0002  $              .001  $             (.001)
                                       ===================  ===================  ===================  ====================
Diluted earnings per share             $                --  $                --  $                --  $                --
                                       ===================  ===================  ===================  ====================


NOTE 7.  EQUIPMENT.

Equipment consists of the following as of December 31, 2003:


Computers and software         $ 41,446
Furniture                        15,488
Other Equipment                   1,525
Vehicles                          3,000
Anaerobic Digester               25,380
                               ---------
Subtotal                         86,839
Less accumulated depreciation   (26,841)
                               ---------
Total Equipment, net           $ 59,998
                               =========


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

NOTE 8. LINE OF CREDIT AND TERM LOAN.

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



NOTE 10. NEW ACCOUNTING PRONOUNCEMENTS

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

WRITE-DOWN OF ASSETS (AMENDED)

As a result of the comment letter received from the U.S. Securities and Exchange Commission dated February 27, 2004 the Company has applied SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to the mining and mineral rights acquired in the merger with Iron Mask Mining Company ("IMKG"). These mining rights relate to the Garnet and Copper Cliff properties and were recorded by IMKG at a value of $3,723,456. The value of the mineral rights was based on a mineral property valuation of $3,273,456 performed by a certified professional geologist for and the mining rights were valued at an agreed upon price of $450,000. SFAS 121 requires an evaluation of assets at the time of a significant event or if changes in circumstances occur. The merger constituted such an event, thus triggering the need for another valuation of the mineral rights. Upon further review of the mineral property valuation report it was noted that the study did not meet the requirements of the SEC's Industry Guide 7. As of June 30, 2002 no final feasibility study had been performed on the Garnet and Copper Cliff properties therefore, sufficient quality and quantity of mineral reserves could not be adequately determined in estimating a fair value of the mineral rights. Based on this conclusion the Company has impaired the mineral and mining rights in accordance with SFAS 121 declaring the rights to have no fair value and has written the asset down. For the year ended June 30, 2002 a write down of the assets of $3,723,456 was recorded and was included in loss from operations. The effect of writing down the asset on the June 30, 2002 income statement was in increase in the deficit to retained earnings, which is carried forward as shown on the balance sheet for the quarter ending December 31, 2003.


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

Seasonal  Changes - The Company's operating revenue is generally not affected by
-----------------
seasonal  changes.

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

                            PART II OTHER INFORMATION
                            -------------------------

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements, Schedules and Exhibits
     (b)  Two exhibits are filed as part of this report.
     (c)  The Company filed no reports on Form 8-K in the second quarter of 2003
          1.  Exhibits


----------------------------------------------------------------------------------------------------------------------
Exhibit                                Description                                  Incorporated by Reference from
  No.                                                                                        Registrant's
-------  ----------------------------------------------------------------------  -------------------------------------
    3.1  Articles of Incorporation.                                              Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
    3.2  Bylaws.                                                                 Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
    3.3  Amended Articles of Incorporation.                                      Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
    3.4  Amended Articles of Incorporation.                                      Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
    4.1  Specimen Stock Certificate.                                             Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
   10.1  Yellow Pines Resources Agreement.                                       Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
   10.2  American Diatomite Agreement.                                           Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
   10.3  American Diatomite Agreement.                                           Form 10-KSB October 20, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
   10.4  Agreement to Sell and Purchase Mineral Reserves, Real Property and
         Shares of Common Stock                                                  Form 10-KSB October 15, 2001
         ----------------------------------------------------------------------  -------------------------------------
   10.5  Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
         Property and Shares of Common Stock                                     Form 10-KSB October 15, 2001
         ----------------------------------------------------------------------  -------------------------------------
   10.7  2003 Stock Option Plan                                                  Form 14(a) October 24, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
   31.1  Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
-------  ----------------------------------------------------------------------  -------------------------------------
   31.2  Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
         by Vice-President, Secretary and Treasurer
-------  ----------------------------------------------------------------------  -------------------------------------
     32  Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and
         Chief Executive Officer and Vice-President, Secretary and Treasurer
----------------------------------------------------------------------------------------------------------------------

         REPORTS ON FORM 8-K

----------------------------------------------------------------------------------------------------------------------
   10.6  Iron Mask Mining Company merger agreement with Intrepid
         Engineering Company and Western Technology and Management, Inc.         Form 8-K April 8, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Intrepid Technology and Resources, Inc. change of certifying
         accountants                                                             Form 8-K May 24, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Amendment to report pro forma financial information on merger filed
         on Form 8-K April 8, 2002                                               Form 8-K/A June 11, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Amendment, Item 7.  Letter from accountant and Company                  Form 8-K/A June 20, 2002
         correspondence
-------  ----------------------------------------------------------------------  -------------------------------------
         Resignation of Registrant's Directors and change in management          Form 8-K July 8, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Resignation of Registrant's Directors                                   Form 8-K August 21, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Amendment to Form 8-K filed on May 24, 2002 for change of
         certifying accountants.  Correction letter of predecessor accountant.   Form 8-K/A September 10, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Election of Lynn Smith to the Board of Directors and Chairman of the
         Audit Committee                                                         Form 8-K September 13, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Letters of Notice to Cure a Default whereby a deed was not transferred
         for mineral rights purchased in the Iron Mask Mining Company merger     Form 8-K February 6, 2003
----------------------------------------------------------------------------------------------------------------------

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INTREPID TECHNOLOGY & RESOURCES, INC.
                                           (Registrant)



Date:  April 23, 2004            By:  /s/ Dr. Dennis D. Keiser, Chief Executive
                                      -----------------------------------------
                                      Officer & President
                                      -------------------


Date:  April 23, 2004            By:  /s/ Dr. Jacob D. Dustin, Vice President,
                                      -----------------------------------------
                                      Secretary, and Treasurer
                                      ------------------------