Form 10KSB
period 2004-06-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2004-10-13
CIK 1083742

=============================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED JUNE 30, 2004

                        COMMISSION FILE NUMBER 000-30065
              INTREPID TECHNOLOGY & RESOURCES, INC., & SUBSIDIARIES

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenue for its most recent fiscal year ended June 30, 2004 was $2,077,631

At October 11, 2004, Registrant had outstanding 118,384,169 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $4,730,112, based on the closing price of $.05 per share, and is reported on the Over the Counter Bulletin Board Trading System. For purposes of the foregoing calculation, all directors and executive officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or executive officers is an affiliate.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 2004 Annual Meeting of Stockholders.
Part III

OFFICERS
--------
Dr. Dennis D. Keiser, Chief Executive Officer & President

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

DIRECTORS
---------
Dr. Dennis D. Keiser, Chief Executive Officer & President
Chairman of the Board

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

Michael F. LaFleur, Board Member

William R. Myers, Board Member

D. Lynn Smith, Board Member

COMMON STOCK
------------
Par value .005
185,000,000 authorized
112,346,943 issued and outstanding at June 30, 2004
118,384,169 issued and outstanding at September 29, 2004
Intrepid Technology & Resources, Inc.'s common stock trades on the Bulletin Board under the symbol IESV.


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
Fax: 208-664-3543
Email: columbia5183@cs.com
       -------------------

AUDITOR
-------
Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

                                               TABLE OF CONTENTS

                                                    PART I

Item       1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item       2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
Item       3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
Item       4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . .  9

                                                    PART II

Item       5.  Market of Registrants Common Equity and Related Stockholders Matters . . . . . . . . . . . .  9
Item       6.  Management's Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item       7.  Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . 18
Item       8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . 31

                                                    PART III

               Items 9, 10, 11, and 12 are incorporated by reference from the definitive proxy statement .  32
Item      13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . .. . . . . . . . .  30
Item      14.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33
               Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35
               Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

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

Intrepid Technology and Resources, Inc. specializes in developing, constructing, operating, and owning or co-owning a portfolio of projects in the Biofuels Production area of the Renewable Energy sector. Biofuels are combustible fuels such as biogas (methane), biodiesel, ethanol and hydrogen that are produced from biomass -- i.e. plant-derived organic matter. The Company's current primary focus is on biogas.

The Company has a staff of professional engineers and managers with experience in large construction projects, government service contracts, project and corporate management, general design and engineering, giving us the tools and talents required to achieve our goals. The Company is organized into three Divisions to support the Company's business strategy and successfully execute its business plan. These are the Biofuels, Science and Technology, and Engineering Services Divisions.

BIOFUELS DIVISION:

The Biofuels Division is the heart of the Company and brings together the resources and talents of the other two divisions to develop biofuels projects. Those biofuels of primary interest to the Company are:

     - Biogas - methane, or "natural gas" derived from the anaerobic digestion (bacterial decomposition) of animal waste
     -    Biodiesel  -  vegetable  oil  derived  diesel  fuel
     -    Ethanol - gasoline additive/substitute derived from starch crops (e.g.
          corn)  or  cellulosic  biomass  materials  (e.g.  wood,  straw,  etc)
     - Hydrogen - as may be derived from biogas or ethanol or other biomass materials in the future (for use in fuel cells, vehicles, or similar applications)

The Company has chosen to place initial emphasis on biogas production via anaerobic digestion of dairy manure. Biogas is the least capital intensive, the quickest to bring to market and, significantly, can serve as a critical component to the success of each of the other three biofuels lines.

Biodiesel and Ethanol production facilities continue to be an important part of the Company's overall business line and parallel planning work is being carried out. However, these projects require significantly more time and capital resource to develop, and for that reason are on a slower execution track.

SCIENCE AND TECHNOLOGY DIVISION:

The Science and Technology Division is a collection of over 200 nationally recognized experts with whom the Company has consulting agreements to provide advice and service on an as-needed basis. These individuals typically possess advanced academic credentials and extensive science or engineering work experience in a various Scientific and Engineering disciplines including Nuclear Science, Renewable Energy, Material Science, Construction Management, Soil Science, Crop Management, Process Engineering, and others.

ENGINEERING SERVICES DIVISION:

The Engineering Services Division brings together a team of highly experienced management, construction and technical personnel along with professionally registered engineers to provide complete "design-build-operate" capability. Besides support of internal Company projects and initiatives, the Division also services a diverse external customer base ranging from the federal government to private commercial and industrial clients.

During 2004, the Company made two acquisitions as part of a series of planned events designed to provide the Company with distribution assets and the business structure necessary to further advance their production capabilities and Liquid and Compressed Natural Gas ("LNG/CNG"), product marketing opportunities to a wide, and geographically diverse, range of customers. These acquisitions are consistent with the Company's Business Plan and help anchor one of the key objectives in its Business Model, which is to become a fully vertically integrated producer and distributor of methane gas and associated value added products.

The First Acquisition
---------------------

The first acquisition was completed on April 20, 2004, when the Company completed an Asset Purchase Agreement for the assets of a natural gas vehicle fueling station and current customer base of a privately held distribution and marketing joint venture company, Wright Oil and Broadway Ford, "(WOBF") located in south eastern Idaho.

The station is fully automated and operates on a computerized billing system with no attendant necessary. It brings the additional capability of compressing gas into cylinders that can be transported to any location requiring CNG and the purchase brings a valuable new asset base to the Company as well as providing a significant outlet for the Company's methane gas production expected to come online by late calendar year 2004.

This agreement was an arms length transaction between the Company and WOBF for the purchase of the natural gas filling station assets and current customer base for $25,000 cash and 500,000 shares of the Company's common stock. The agreement included a provision whereby and if WOBF are able to successfully transfer an existing U.S. Department of Energy $300,000 grant for facility upgrades to the Company, the Company will pay an additional $25,000 cash to WOBF. On April 20, 2004 the Company's common stock closed at a price of $.079 per share; therefore the total value of the purchase, if the grant payment is issued to the Company, is $89,500. The purpose of the grant is to upgrade this existing facility to be able to store and dispense liquid natural gas as well as compressed gas (today the facility only dispenses compressed gas). It is estimated that the facility upgrades will approximate in cost the full value of the $300,000 grant.

The Second Acquisition
----------------------

The second acquisition was on May 13, 2004, when the Company completed a Purchase Agreement with the Magic Valley Energy Coalition ("the Coalition") to buy out the Coalition's one-third (1/3) share of ownership in the Magic Valley Energy Company, LLC ("MVEC"). This purchase makes MVEC a wholly owned subsidiary of the Company.

The Coalition was formed in 2001, by a group of Idaho business and agricultural leaders who desired to promote economic development via renewable and alternative energy projects in their region, with particular emphasis on development of ethanol and biodiesel production. In 2002, the Company and the Coalition teamed together forming MVEC in order to bring together the engineering, management and business capabilities to execute alternative energy projects.

This wholly owned subsidiary is based in Magic Valley, Idaho, making it eligible to secure federal grants, loan guarantees, and other assistance aimed at stimulating rural economies that are available only to rural small business entities.

The purchase price was for $20,000 of the Company's common stock. Based on a 30-day average closing price of $.0787 per share, this amounted to 254,127 shares.

MINING AND MINERAL RIGHTS

On September 13, 2004 the Company entered into an agreement with Cordoba Corporation (owner of the surface rights) for the sale of the mineral and surface rights of gold and subsequently, on September 29, 2004, accepted an offer to purchase said rights. The sale is scheduled to close within 30 days of the buyer's completion of requested due diligence on the rights (60-day period). This process is expected to be complete by late 2nd quarter or early 3rd quarter of fiscal year 2005. This agreement will allow the Company to divest its rights in precious metals properties in Montana in return for cash and the assignment of future royalties back to the Company. The sale of these mineral rights will result in a gain to the Company, as the rights were previously written down as having no value. The proceeds of the sale will provide working capital for current and other biofuels projects and well as supporting the ongoing operations of the Company.

CUSTOMERS

In 2004, the Company managed several engineering services contracts with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, and with the Oak Ridge Associated Universities ("ORAU") based in Oak Ridge, Tennessee. These contracts generated the majority of the Company's revenue. Profits realized from this revenue were used to help develop the Biofuels business line. The Company expects to continue providing such supplemental engineering and technical services in the future with a strong emphasis on becoming a significant service provider to the Idaho National Laboratory ("INL"), the successor to the INEEL beginning in February 2005. The Company is also part of one of the major bid teams competing for the overall Maintenance and Operations contract for the INL.

However, fiscal year 2005 marks the Company's major transition from being primarily a provider of engineering services to becoming a significant producer and distributor of biogas products and facilities. Its first facility is currently under construction and will be fully operational in the 2nd quarter, with revenue generation expected by early 3rd quarter. Construction of a second facility, which will have 3 times the capacity of the first is planned to start in the 3rd quarter with revenue generation expected in 1st quarter 2006. The Company will own both facilities and the initial customers for the gas produced will be a local natural gas utility and the Company's own natural gas vehicle fueling station. The construction of these first two biogas plants will stimulate orders for other diary and cattle feeding operations in the area and increase demand for Company services to design, construct and operate other plants. The Company will maintain an equity position in each facility built, thus adding to future revenue streams derived from sales of biogas products.

MARKETS

Renewable and Alternative Energy are those forms of energy that can be used as an alternative to fossil energy such as oil, natural gas and coal. Fossil energy is encumbered by significant environmental concerns and, as in the case of oil and natural gas, with energy security issues as well. Over 60% of the oil used by the United States comes from foreign countries, much of it from the Middle East. Although natural gas is cleaner to burn than oil and coal, domestic supplies of natural gas are being quickly consumed causing prices to escalate and creating a significant problem for industrial plants that have energy intensive operations.

Flat supplies of domestic natural gas over the past five years, coupled with increasing demand have resulted in historical high gas prices. Imports of natural gas via LNG tankers have increased, but have not dampened prices. Over the past twelve months, gas prices have been averaging about $5.50 per thousand cubic feet (mcf). Further increases in demand, as projected in the U.S. Department of Energy's International Energy Outlook 2004, will likely result in prices well above the current $5.50 per mcf range. Quoting from that report:
"NATURAL  GAS  IS  THE  FASTEST  GROWING  PRIMARY  ENERGY  SOURCE IN THE IEO2004
FORECAST. CONSUMPTION OF NATURAL GAS IS PROJECTED TO INCREASE BY NEARLY 70 PERCENT BETWEEN 2001 AND 2025, WITH THE MOST ROBUST GROWTH IN DEMAND EXPECTED AMONG DEVELOPING NATIONS."

The outlook for sustained pricing is optimistic. Although there is increased drilling for new gas supplies, existing well output is declining. The DOE projects only a 0.5% increase in domestic gas production over the next two years.

LNG is a significant niche within the natural gas market and is currently used in three primary segments of that market:

     - Transportation alternative fuels largely replacing diesel in medium-duty and heavy-duty fleets
     - Municipal heating fuel for small, remote communities not served by pipelines such as Afton and Jackson Hole, Wyoming, and West Yellowstone, Montana
     - Industrial heating fuels for energy-intensive enterprises, competing against propane where pipeline natural gas is not available

LNG is trucked from its source to the market place in 10,000-gallon loads. Prices vary for the different market segments. Transportation and industrial heating demands the highest price at about $0.75 per gallon, whereas municipal use supports prices of only about $0.55 to $0.65 per gallon due to the high volume.

COMPETITION

The principal competitors in the engineering services sector are all privately held or employee owned companies and therefore not actively traded on any market. With respect to the Company's current biogas focus, there are many other providers that supply and build anaerobic digesters for animal operations. Among some of the more prominent companies are RCM Digester Systems, GHD, Inc. Environmental Services, and Microgy Co-Generations Systems (a subsidiary of
Environmental Power Corp.), etc. However, to the best of the Company's knowledge, none of their systems produce the quality of biogas (in terms of energy content per volume) as does the proprietary system the Company employs, nor do they afford its flexibility and operability and maintainability advantages.

The Company is also the only company in Idaho with an agricultural biogas facility under construction and will be the first to have one in operation, providing a substantial lead over any competition within the State. There are numerous digester facilities in operation in other parts of the US, but none are currently designed, nor are they operating, with a primary purpose of producing and marketing commercial quantities of natural gas as we can best determine.


The Company believes that the principal competitive factors applicable to all areas of its business are:

-    Exclusive  access  to  proprietary  technology
- Ability to service much larger dairy/beef operations than previously feasible
- Proximity to major dairy/beef operations (Idaho is the fifth largest dairy state in the US)
-    Advantage  of  being  "first  to  market"  within  Idaho
-    Strong  internal  technical,  management  and  scientific  capabilities
-    Key  strategic  alliances
-    Breadth  of  "work  for  others"  services  offered
-    Customer  service  reputation
-    Dependability,  technical  proficiency  and  environmental  integrity
-    Operational  experience
-    Quality  of  working  relationships

Management believes the Company is, and will continue to be, competitive based on these factors.

ITEM 2.  PROPERTIES

The Company believes that its property and equipment are well maintained, in good operating condition and suitable for the Company's current and projected needs. Company headquarters are located in Idaho Falls, Idaho in leased office space, and its CNG gas filling station is on leased property, also located in Idaho Falls, Idaho. The office lease runs through November 2005 and the CNG station property lease through September 2008. The following table sets forth certain information regarding the principal operating facilities/properties owned or leased by the Company.

     LOCATION           FUNCTION          SIZE       OWN/LEASE    UTILIZATION
------------------  ----------------  -------------  ---------  ----------------

Idaho Falls, Idaho  Corporate Office  5,500 sq. ft.    Lease          100%

Idaho Falls, Idaho  CNG Gas Station     1/4 acre       Lease          100%

Mining Rights
------------------
Garnet, Montana      Mineral Rights        N/A          Own     Pending Sale FY
                                                                      2005


================================================================================

GARNET MINERAL RIGHTS
---------------------

The Company filed an amended report on Form 10-KSB/A on or about June 15, 2004, whereby and among other reported transactions, the Company removed the value of the mineral rights of the Garnet Mine. On September 13, 2004 the Company entered into an agreement with Cordoba Corporation (owner of the surface rights) for the sale of the mineral and surface rights and subsequently, on September 29, 2004, accepted an offer to sell said rights. The sale is scheduled to close within 30 days of the buyer's completion of requested due diligence on the rights (60-day period). This process is expected to be complete by late 2nd quarter or early 3rd quarter FY 2005. This agreement will allow the Company to divest its rights in precious metals properties in Montana in return for cash and the assignment of future royalties back to the Company. The sale of these mineral rights will result in a gain to the Company, as the rights were previously written down as having no value. The proceeds of the sale will provide working capital for current and other biofuels projects and well as supporting the ongoing operations of the Company.

LOCATION

These  rights  are  on  lands  in  the Garnet Mining District located in Western
Montana approximately fifty miles northeast of Missoula, Montana. The Garnet District occupies the crest of the Garnet Range, and is accessible from Interstate 90 to the south, via a rough road leading from the Bearmouth exit. From the north, access is via a well-maintained county road leaving Montana State Highway 200 near the Lubrecht Camp exit, five miles east of Potomac.


CLOVER CREEK DIATOMACEOUS EARTH MINING RIGHTS
---------------------------------------------

In May 2000, the Company entered into an agreement with American Diatomite, L.L.C., an Idaho limited liability company ("American") wherein the Company acquired the mining rights (with an option to purchase) to forty-two unpatented mining claims located in Gooding County, Idaho that contain diatomite. In October 2003, the Company entered into a "Mutual Release, Settlement and Termination Agreement" with American Diatomite in which the Company divested of its interests in those rights and its option to purchase.

ITEM 3.  LEGAL  PROCEEDINGS

The Company is not the subject of any pending legal proceedings to the knowledge of management, nor is there any presently contemplated against the Company by any federal, state, or local government agency.

Further, to the knowledge of management, no director or executive officer is a party to any action in which interest is adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders during the fourth quarter of 2004.


                                     PART II

ITEM 5. MARKET FOR INTREPID TECHNOLOGY & RESOURCES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Intrepid Technology & Resources, Inc., common stock is currently listed on the Bulletin Board System under the symbol IESV. As of June 30, 2004, there were approximately 1,264 record holders of common stock. The common stock began trading in the 1st quarter of 2001. The high for that quarter was $.055 and the low was $.03. The high and low closing sales prices by quarter for the last two fiscal years are shown below. No dividends were paid per common share for any quarter in the last two years:

                2004        2003       Dividends Per Share
                ----        ----     ----------------------

PERIOD       HIGH  LOW   High  Low      2003        2002
             ----  ----  ----  ----  ----------  ----------

1st Quarter   .15  .007   .06  .018  $       --  $       --
2nd Quarter   .10   .02  .035  .005          --          --
3rd Quarter   .12  .045  .022  .009          --          --
4th Quarter  .095  .048  .015  .006          --          --

The Company has 25,000,000 stock options authorized by the 2003 Stock Option plan with no warrants available. The Company has a convertible and redeemable debenture, whereby redemption or conversion to common stock is allowed, but as of June 30, 2004 there are no issued or outstanding preferred shares.

Standby Equity Distribution Agreement.  On October 13, 2004, the Company entered
-------------------------------------
into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $25.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners LP will pay the Company 99% of, or a 1% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. Cornell Capital Partners LP will retain 5% of each advance under the Standby Equity Distribution Agreement and received $500,000 worth of common stock of the Company j hodesas a fee under the Standby Equity Distribution Agreement.

Securities  Purchase  Agreement. On October 13, 2004, the Company entered into a
-------------------------------
Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000. The $750,000 will be disbursed as follows: (i) $450,000, within five days of the closing of all the transaction documents with Cornell Capital Partners, L.P.,
(ii) $150,000, within five days of the filing of a registration statement related to the shares issued under the Standby Equity Distribution Agreement and the convertible debentures, and (iii) the remaining $150,000, within five days of the registration statement being declared effective by the SEC. The second and third funding are conditioned upon the Company increasing its authorized shares of common stock to at least 250,000,000 shares. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. Cornell Capital Partners, LP will receive 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each funds disbursement described above. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 3., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and has based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending June 30, 2004, included elsewhere in this Form 10-KSB.

2004 FINANCIAL RESULTS COMPARED TO 2003
---------------------------------------

The Company's 2004 operating revenue was $2,077,631 compared to $2,463,795 in 2003. The Company reported a gross profit for the year ended June 30, 2004 of $764,702 compared to a gross profit of $611,488 in 2003. For the year ended June 30, 2004 the Company reported a net loss of $597,961 compared to the net loss for the year ended June 30, 2003, of $75,718.

STRATEGY

Providing engineering and technical services has been the primary source of revenue, and hence the primary business focus, in the past. The Company expects to continue providing such supplemental services in the future, but with decreased emphasis. In fiscal year 2005, the Company will complete its major transition from being primarily a provider of engineering services to becoming a significant producer and distributor of biogas products and facilities. The following discussion provides an overview of how that transition will unfold.

BUSINESS MODEL

The fundamental aspects of the Company's business model are:

     - Utilize cutting edge, but established, technology for the production of biogas from large animal operations
     - Utilize off-the-shelf equipment for clean-up of the biogas to meet pipeline-quality specifications and produce liquid products
     - Team with experienced companies for the marketing and distribution of biogas products
     -    Maintain  large  equity  positions  on  all  biogas  projects
     - Begin operations in known territory (Idaho), and expand into other western states as resources allow
     - Maximize the utilization of our public company status in the financing of our projects
     - Market biogas products to local gas utilities, industrial users, and transportation users

DEVELOPMENT PLAN

Over the next four years, the Company plans to place 250,000 head of dairy and beef cattle into biogas production. The Company will design, construct and operate these facilities consistent with the business model described above.

The centerpiece of this development plan is an exclusive geographic and case-by-case national sub-licensing agreement for anaerobic digestion technology that produces biogas with nearly a 33% higher concentration of methane than competing processes. This technology has a successful 4-year operational history and has been demonstrated with both cow and swine waste.

This plan involves discrete projects that the Company has organized or is in the process of organizing that will allow the Company to systematically build and operate biogas facilities over the next four years. These projects are organized as follows:

Whitesides  Project.  This  4,000-cow dairy located 8 miles northeast of Rupert,
--------------------
Idaho was chosen as the location for the first biogas facility. Construction of the initial phase (2 of 4 planned digester tanks) will be completed in October 2004 with gas production anticipated by November 2004 and revenue stream beginning in January/February 2005. The product will be pipeline quality gas delivered in tube trailers to the local gas utility at index price. The initial project serves four primary purposes:

     1.   Establish  the  Company's  credibility  in  the  biogas  industry
     2. Provide a "model home" for other dairymen to visit ("try before you buy")
     3. Provide a full-scale working facility with which the Company can continue to optimize performance and demonstrate/test new concepts for both enhanced gas production and alternative means of product use
     4.   Initiate  a  modest  revenue/profit  stream

Westside  Project.  This  project  will  be  carried  out  in phases and will be
------------------
anchored by a large dairy of 6,000 animals. It is anticipated that other dairies in the immediate vicinity will be joined in, resulting in an eventual combined size of 19,000 cows. These dairies, located west of Wendell Idaho, will be networked together via an underground gas collection/distribution pipeline system to route biogas to existing pipelines owned by the local gas utility. The first phase will be the construction of twelve digester tanks at the WestPoint dairy. Once this "anchor dairy" is completed and producing biogas (which will be initially trucked to the local gas utility's pipeline), follow-on digesters will be constructed at the surrounding dairies along with the connecting pipeline.

The WestPoint biogas facility will begin operations in the fall of 2005. The balance of the surrounding dairies will begin biogas operations in the last quarter of 2006. The project serves the following purposes:

     1.   Increase  production  from  4,000  to  a  total  of  23,000  head
     2.   Improve  on  economies  of  scale  for  higher  operating  margins

LNG  Project.   This  project  is  being  planned  for  siting  on  a very large
-------------
12,000-cow dairy located in a geographically isolated region but very close to a major gas utility transmission line and in close proximity to a large industrial user of propane - two ready-made customers for gas produced. The size of this operation is sufficient to economically justify production of Liquid Natural Gas
(LNG), a product that it is imperative the Company gain first hand experience with in order to meet future market demands. The experience gained both in terms of LNG production and with the constructing of such a large facility is critical to future growth and to establishing the Company as a leader in the biogas industry. Construction will begin in the summer of 2005 and biogas operations will begin the first quarter of 2006. The project serves the following purposes:

     1.   Further  expand  the  limits  to  which  digesters  can  be  scaled up
     2.   Provide  entry  into  the  LNG  production  business
     3.   Increase  production  from  23,000  to  35,000  head

Eastside Project.  This project is in the organizing state and will be developed
----------------
similarly to the Westside project, where multiple dairies will be connected to a pipeline that in turn will deliver gas to the local gas utility's pipeline.
This Eastside grouping consists of several dairies totaling 18,000 head of cattle located east of Wendell, Idaho. Construction is planned for 2007 with operations beginning in the last quarter of 2007. The project serves the following purposes:

     1.   Increase  production  from  35,000  to  53,000  head
     2.   Build  upon  the Westside project approach and share support resources

Beef  Feedlot  Project.   This  project  is  envisioned  as  one  that  will  be
-----------------------
undertaken in partnership with a major beef feedlot agribusiness company. Given the differences in manure outputs between beef and dairy cattle and given that this is an open lot operation, the gas production capacity for this project is expected to be equivalent to an approximate 45,000-cow dairy. This large operation makes LNG the product of choice because of the higher margins of LNG over pipeline gas. Construction is estimated to begin in late 2006 and the facility will become operational the first quarter of 2008. The project serves the following purposes:

     1.   Increase  production  from  53,000  to  198,000  head
     2.   Provide  entry  into  feedlots  for  a  source  of  waste  manure;
     3.   Team  the  Company  with  an  international  agribusiness  partner
     4.   Allow  expansion  into  other  significant  feedlots  outside of Idaho

Export  Project.  As  the  above  projects  begin  to  attract  greater national
----------------
attention due both to their size and their operational flexibility and efficiency, we expect there will be considerable opportunity to export our system to other regions of the country where conditions favor our business model. The Company anticipates taking advantage of those opportunities beginning late in 2007 or early 2008. Potential also exists to export the Company's feedlot biogas facilities to other states. The Export Project serves the following purposes:

     1.   Increase  production  from  193,000  head  to  250,000
     2.   Provide  entry  into  a dairy community five times the size of Idaho's
     3. Provide entry into the West Coast renewable energy market, the largest in the nation

ADDITIONAL INFORMATION

The Company also plans to increase sales and expand its engineering and scientific services base via new customer contracts. Revenue generated will be used to meet cash flow requirements with any excess being used to support and develop the Company's biofuels production initiatives.

At the present time the Company does not anticipate paying dividends, cash or otherwise, on it's Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. The Company's main focus is now in the biofuels market for the production of biogas and biodeisel. In the area of biofuels, the Company intends to provide a holistic approach to developing biofuels projects. With the proper application of natural resources and technical engineering, it is currently constructing a biofuel, biogas production facility. It has made two acquisitions for the vertical integration of the business and ability to have a ready available access to sell the gas production into the market place. The Company believes that it has also taken the proper steps to sell certain assets including the mining and mineral rights of the Garnett mine in Montana to provide working capital to see the production through to completion. The Company is currently seeking other investment capital to support the existing and ongoing operations of the Company and these projects.

RESULTS OF OPERATIONS
---------------------

The Company's revenue results primarily from contracts, which are substantially short term, with the U.S. Government, commercial customers, state and local governments, or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of costs plus fees, and others, which are fixed-price or time-and-materials, type contracts. Revenue and fees on the reimbursement of costs plus fees and time-and-material contracts are recognized using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenue and fees on the fixed price contracts are recognized based on contract deliverables or other milestones, etc. accomplished as of the end of the period. Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component. Time-and-materials contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs. Firm fixed-price contracts require the Company to provide stipulated services for a fixed price.

The Company generated engineering service revenue in 2004 and 2003.

The following table shows each element of the statement of operations as a percentage of revenue:

                                            Year Ended           Year Ended
                                          June 30, 2004        June 30, 2003
                                      --------------------  --------------------
                                        Whole $       %       Whole $       %
                                      --------------------  --------------------
Revenue                               $2,077,631            $2,463,795

Direct operating costs                 1,312,929     63.2%   1,852,307     75.2%
                                      -----------           -----------

Gross profit                             764,702     36.8%     611,488     24.8%

Selling, general and administrative      955,479     45.9%     703,844     28.6%
                                      -----------           -----------

Income from operations                  (190,777)    -9.2%     (92,356)    -3.8%

Interest revenue                             721      .03%          --       --

Interest expense                         (22,362)    -1.1%     (32,905)    -1.3%
                                      -----------           -----------

Net loss before income taxes            (212,418)   -10.2%    (125,261)    -5.1%

Income tax expense (benefit)             385,543     18.6%     (49,543)    -2.0%
                                      -----------           -----------


Net loss                              $ (597,961)   -28.8%  $  (75,718)    -3.1%
                                      ===========           ===========

REVENUE

Revenue for 2004, decreased to $2,077,631 compared to $2,463,795 for 2003. The Company's 2004 operating revenue decreased 15.67% from the prior year as a result of the Company's decrease in engineering service contracts as it began to implement its Business Plan to focus on the biofuels market place.

DIRECT OPERATING COSTS

For the year ending June 30, 2004, the Company had direct operating costs of $1,312,929 or 63.19% of revenue in support of the engineering services compared to $1,852,307 or 75.2% of revenue for the year ended June 30, 2003. The decrease of engineering service work shows a direct relation to the decrease in direct operating costs.

GROSS PROFIT

Gross profit increased to $764,702 in fiscal year 2004, compared to $611,488 in fiscal year 2003. This increase is the result of the reduced direct operating costs. With the decline of engineering services work the Company made certain cost cutting measures and reduced direct personnel costs during the last fiscal year.

GENERAL SELLING AND ADMINISTRATIVE EXPENSES

General selling and administrative expenses were 46% of revenue or $955,479 at June 30, 2004 compared to 22.6% of revenue or $557,844 at June 30, 2003. This increase in selling and administrative expenses was largely attributed to the cost of entering the biofuels market. The Company incurred large costs for biofuels work and start-up costs for establishing business operating plans, research in the biofuels markets and seeking investment capital and source financing. The decline of engineering services work left many expenses that the Company burdened as overhead costs or selling general and administrative costs. The large costs of administrative labor was for the development of the biofuels market place whereby these individuals were working on engineering services contracts in prior years.

These general selling and administrative costs are characterized in the following format:

                                                 2004      2003
                                               --------  --------
Overhead and employee benefits                 $ 75,322  $125,404
Accounting, consulting, and professional fees   246,652   228,087
Insurance, depreciation, and computer            24,935    32,152
Leases                                           86,178    90,630
Equipment, office supplies, and other            15,520    21,009
Administrative salaries and labor               358,921   146,000
Subcontract work, travel, fuel, and other       147,951    58,559
                                               --------  --------
   Total Selling and Administrative Expense    $955,479  $703,844
                                               ========  ========

INTEREST REVENUE

For the year ended June 30, 2004 the Company received $721 of interest on investment capital. The Company had no interest revenue for 2003.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2004 was $22,362 compared to $32,905 for the same period ending June 30, 2003. The interest expense decreased as a result of the Company not having any long-term debt and reducing the short term notes payable.

INCOME TAXES

The Company has a net operating loss carry forward of approximately $2,000,000 at June 30, 2004, that begins to expire in the year 2019. The Company has calculated a total deferred tax asset that is off set by a valuation allowance. During 2004, the Company wrote off the previous deferred tax asset of approximately $393,909, which is offset by the first three quarters of 2004 income tax benefit of $8,366 for a total charge of approximately $385,543. The Company is not reporting any deferred tax asset due to ongoing losses and possible inability to recover those losses by future profits. In the current year the provision amount relates to current operations. The amount of net operating loss carry forward expires $66,000 in 2008, $21,000 in 2018, $7,000 in 2019, $89,000 in 2020, $77,000 in 2021 and $1,371,000 in 2022, $169,000 in 2023
and  $200,000  in  2024.

NET LOSS

At June 30, 2004 the Company realized a net loss of $597,961 compared to a loss of $75,718 for the year ended June 30, 2003. As discussed above, $385,543 of this amount is attributable to expensing of deferred tax asset.

CUSTOMERS
---------

In 2004, the Company managed several engineering services agreements with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, and with Oak Ridge Associated Universities ("ORAU") at Oak Ridge, Tennessee, which constituted the majority of the Company's revenue. In 2003, the Company's primary customers were: INEEL, ORAU and the Bureau of Land Management. In 2004, and 2003, INEEL provided revenue in the amount of $1,400,737 and $2,128,099 respectively while ORAU provided $580,297 and $63,064 for each year respectively. Fluor Federal Services, Inc. provided $36,214 for the year 2003. Both INEEL and ORAU provided more than ten percent of the total revenue in 2004, whereas only INEEL provided more than ten percent in 2003. In the future, the Company cannot be certain that it will derive the same percentages of federal contracted revenue due to a significant mission change at the INEEL and to the fact that the primary Site Maintenance & Operations (M&O) contract is currently being rebid and to the fact that the Company has made a major transition into building its biofuels business. However, it is highly encouraging on the engineering services side to note that the Request for Proposal bidders must respond to for the INEEL contract requires the successful bidder to have a strong, specific program for maximizing the amount of business subcontracted to local small businesses, with special emphasis given to subcontracting of technical and scientific work. It is also significant to note that the Company is included by name by one of the major bid teams competing for the rebid contract. If that team is successful, the Company would be guaranteed a minimum contract value each year for the 10-year life of the contract. The Company is continuously seeking additional revenue sources from engineering and alternative energy work for other private, commercial and government customers.

The Company will also begin to realize a revenue stream from its biogas business in FY 2005. This revenue will be generated both from sales of gas product from the Whitesides Biogas Plant and from engineering and construction fees related to the building of the second plant at the larger WestPoint Dairy near Wendell, Idaho.

COMPLIANCE  WITH  APPLICABLE  LAWS AND REGULATIONS- The Company is in compliance
--------------------------------------------------
with  all  current  laws  and  regulations.

CHANGES  IN  LAWS  AND  REGULATIONS  -  None  Applicable
-----------------------------------

EXPOSURE  TO  LITIGATION-  None
------------------------

NEW  TECHNOLOGIES-  None
-----------------

ACCESS  TO  CAPITAL - The  Company  has an agreement to sell its holdings in the
-------------------
mineral and surface rights in Garnett, Montana and the income from the sale will allow for additional working capital. Additionally, the Company will make reasonable efforts to meet cash flow demands from ongoing operations. However, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as additional loans and possibly investment capital. The Company is currently in the process of signing an agreement for an equity commitment, with an investment capital company to raise the working capital to fund the biogas projects that are currently underway.

LOSS  OF  MAJOR  CONTRACTS - In  2004,  the  Company  experienced  a  decline in
--------------------------
engineering services work that was mainly attributed to the decrease of contracts from Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho. There were budget constraints for INEEL in the balance of fiscal year 2004, and at this point it can not be determined the amounts or number of contracts that will be available in fiscal year 2005.

NEW  BUSINESS  - The Magic Valley Energy Company, LLC, was formed in fiscal year
-------------
2003, as the legal entity under which the development of the Magic Valley Biofuels Production activities and facilities were to be built, operated and managed. The Company purchased the interests of a one-third partner in the venture, the Magic Valley Energy Coalition, LLC, for 254,127 shares of Company stock (the equivalent of $20,000 at $.079 per share) during the fourth quarter of fiscal year 2004, making the Magic Valley Energy Company, LLC, a wholly-owned subsidiary of Intrepid Technology & Resources, Inc.

In addition, on April 20, 2004, the Company completed an Asset Purchase Agreement to purchase the assets of a natural gas vehicle fueling station and current customer base of a privately held distribution and marketing company, Wright Oil and Broadway Ford a compressed natural gas vehicle fueling joint venture, "(WOBF") located in south eastern Idaho.

WOBF's clientele included Federal, commercial and municipal customers. The distribution plant is fully automated and operates on a computerized billing system with no attendant necessary at the locations. The processing plant brings the additional capability of compressing gas into cylinders that can be transported to any location requiring CNG. The purchase brings a sizeable new asset base to the Company. Furthermore, this acquisition provides a substantial outlet for the Company's methane gas production expected to come online by late 2004.

The purchase, the first in a series of planned marketing events, provides the Company with distribution assets and the business structure necessary to further process and market their natural gas production in either LNG or CNG to a wide, and geographically diverse, range of customers. With the rapid rise in the cost of traditionally produced non-renewable energy products the Company sees an abundant and lucrative market for their "Green Energy". This purchase makes the Company a fully vertically integrated producer and distributor of methane gas and associated value added products.

The agreement, an arms length transaction, between the Company and WOBF was for the purchase of the natural gas filling station assets and current customer base for $25,000 cash and 500,000 shares of the Company's common stock. The agreement also includes a provision whereby and if WOBF are able to successfully transfer an existing $300,000 U.S. Department of Energy grant for facility upgrades to the Company, the Company will pay additionally $25,000 cash to WOBF. On April 20, 2004 the Company's common stock closed at a price of $.079 per share therefore the total value of the purchase if the grant payment is issued to the Company is $89,500. The purpose of the grant is to upgrade this existing facility to be able to store and dispense liquid natural gas as well as compressed gas (today the facility only dispenses compressed gas). It is estimated that the facility upgrades will approximate in cost the full value of the $300,000 grant.

MATERIAL  COMMITMENTS  FOR  CAPITAL  EXPENDITURES  -  The  Company  initiated
-------------------------------------------------
construction of the first of several planned Biogas Production facilities to be located in the Magic Valley region of Southern Idaho at the Whitesides Dairy north of Rupert, Idaho in April 2004. The Company is financing the project and will own this facility. As of June 30, 2004, construction was approximately 43% complete, and capital expenditures to date totaled $273,996. The Company also capitalized $91,420 worth of direct labor provided by its internal staff. An additional $350,000 will be expended on this facility during the first quarter of fiscal year 2005 to make it fully operational by November 30, 2004. The Company also anticipates significant capital outlays related to the follow-on Magic Valley Biogas Field Projects, which will include several more biogas production facilities and initiation of the gas collection pipeline and centralized gas clean-up/processing facility. Funding for this project will be secured via a combination of outside investment capital and senior debt financing secured by long-term gas off-take contracts. Funding for routine office-related expenses will come from ongoing operations generated by engineering services.

CAPITAL RESOURCES AND LIQUIDITY

The Company will make reasonable efforts to meet cash flow demands from ongoing operations; however, it believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as loans and investment capital by issuance of debenture notes and stock. As of June 30, 2004, the Company had a working capital deficit of $309,465 compared to a deficit of $438,285 for the previous year ending June 30, 2003. The current ratio at June 30, 2004 was .53:1 and was .51:1 at June 30, 2003. The Company believes that with the sale of the mineral and surface rights in Montana and its current efforts for equity capital that it will be able to meet obligations as they become due over the next fiscal year.

The Company had a term loan as of June 30, 2004 with an outstanding balance of $162,965 at June 30, 2004. The loan was originated as a three-year note at a fixed rate of 5.75%. The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of June 30, 2004, the loan was in good standing, and as of the date of this filing the term loan is also in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: The loans from Mr. Kenoyer of $23,559 and Mr. Dustin of $47,098 accrue interest at an annual rate of 10 percent payable on demand.

In September 2002, the Company entered into an agreement with a capital investment company that encouraged outside investors to invest in the Company through the issuance of debenture notes. These notes are to be in $10,000 denomination and have certain conversion rights for common stock of the Company if the Company does not fulfill the repayment obligation within a specified time period (currently one year from date of issuance). The funds derived from the debenture notes may be used for repayment of current obligations, but are primarily intended to be used for the start-up of new capital intensive projects like that of biogas production. At the date of this filing there has been one issuance of the debenture note, for which the Company has already exchanged for common shares.

Standby Equity Distribution Agreement.  On October 13, 2004, the Company entered
-------------------------------------
into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $25.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners LP will pay the Company 99% of, or a 1% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. Cornell Capital Partners LP will retain 5% of each advance under the Standby Equity Distribution Agreement and received $500,000 worth of common stock of the Company as a fee under the Standby Equity Distribution Agreement.

Securities  Purchase  Agreement. On October 13, 2004, the Company entered into a
--------------------------------
Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000. The $750,000 will be disbursed as follows: (i) $450,000, within five days of the closing of all the transaction documents with Cornell Capital Partners,

L.P., (ii) $150,000, within five days of the filing of a registration statement related to the shares issued under the Standby Equity Distribution Agreement and the convertible debentures, and (iii) the remaining $150,000, within five days of the registration statement being declared effective by the SEC. The second and third funding are conditioned upon the Company increasing its authorized shares of common stock to at least 250,000,000 shares. The second and third funding are conditioned upon the Company increasing its authorized shares of common stock to at least 250,000,000 shares. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company.
The debentures have a three-year term and accrue interest at 5% per year. Cornell Capital Partners, LP will receive 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each funds disbursement described above. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.

SEASONAL CHANGES
----------------

The  Company's  operating revenue is generally not affected by seasonal changes.

SENIOR MANAGEMENT
-----------------

The Board of Directors and Officers of the Company as presently constituted were duly elected by the shareholders during the 2004 Annual Shareholder Meeting held December 12, 2003, and no further changes were made during the year.

Item  7.     Financial  Statements  and  Supplementary  Data.
-------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Shareholders and Board of Directors
Intrepid Technologies & Resources, Inc. and Subsidiaries
Idaho Falls, Idaho

We have audited the accompanying consolidated balance sheets of Intrepid Technologies & Resources, Inc. and Subsidiaries, as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows, for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrepid Technologies & Resources, Inc. and Subsidiaries, as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




Balukoff Lindstrom & Co., P.A.
Boise, Idaho
August  9,  2004
(Except  for  Note  13  dated  October  12,  2004)

                      INTREPID TECHNOLOGY & RESOURCES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                           ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                          JUNE 30,      June 30,
                                                                            2004          2003
                                                                        ------------  ------------
ASSETS
Current Assets:
   Cash                                                                 $   134,856   $    27,175
   Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                      195,352       412,058
    Investments                                                              17,794         5,000
   Other assets                                                               3,986         3,986
                                                                        ------------  ------------
        Total current assets                                                351,988       448,219

Equipment, net                                                               92,064        37,177
Construction in progress                                                    273,996            --
Deferred tax asset                                                               --       385,543
                                                                        ------------  ------------
        Total Assets                                                    $   718,048   $   870,939
                                                                        ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $   202,028   $   245,596
   Accrued liabilities                                                       81,295       163,097
   Deferred compensation                                                    138,962       193,232
   Line of credit                                                                --       199,779
   Term loan                                                                162,965            --
   Long term debt - current portion                                          76,203        84,800
                                                                        ------------  ------------
        Total current liabilities                                           661,453       886,504

Long term debt                                                                   --            --
                                                                        ------------  ------------
         Total liabilities                                                  661,453       886,504
Commitments and contingencies
Shareholders' equity:
   Common stock, $.005 par value, 185,000,000 authorized, 112,216,953
        and 97,130,584 shares issued and outstanding                        531,084       455,653
   Additional paid-in capital                                             4,253,050     3,644,060
   Notes receivable - shareholders                                          (51,200)      (36,900)
   Retained earnings (deficit)                                           (4,676,339)   (4,078,378)
                                                                        ------------  ------------
        Total shareholders' equity                                           56,595       (15,565)
                                                                        ------------  ------------

Total Liabilities and Shareholders' Equity                              $   718,048   $   870,939
                                                                        ============  ============

The  accompanying  notes  are  an  integral  part of these financial statements.

              INTREPID TECHNOLOGY & RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                  For the Years Ended
                                                       June 30,
                                                  2004          2003
                                               -----------  ------------

Revenue                                        $2,077,631   $ 2,463,795
Direct operating costs                          1,312,929     1,852,307
                                               -----------  ------------

Gross profit                                      764,702       611,488
Selling, general and administrative expenses      955,479       703,844
                                               -----------  ------------

Income (loss) from operations                    (190,777)      (92,356)
                                               -----------  ------------

Interest revenue                                      721            --
Interest expense                                  (22,362)      (32,905)
                                               -----------  ------------

Net loss before income taxes                     (212,418)     (125,261)
Provision for income taxes (benefit)              385,543       (49,543)
                                               -----------  ------------

Net loss                                       $ (597,961)  $   (75,718)
                                               ===========  ============

Net loss to common shareholders                $ (597,961)  $   (75,718)
                                               ===========  ============

Basic earnings (loss) per share                $   (.0054)  $    (.0009)
                                               ===========  ============

Diluted earnings per share                     $       --   $        --
                                               ===========  ============

Dividends paid per common share                        --            --
                                               ===========  ============

The accompanying notes are an integral part of these financial statements

                       INTREPID TECHNOLOGY & RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                             ADDITIONAL                   RETAINED
                                       NUMBER OF    COMMON     PAID-IN        NOTE        EARNINGS
                                        SHARES      STOCK      CAPITAL     RECEIVABLE    (DEFICIT)
                                      -----------  --------  -----------  ------------  ------------

Balance, June 30, 2002                 89,543,609  $417,718  $ 3,557,613  $   (36,900)  $(4,002,660)
                                      ===========  ========  ===========  ============  ============

Net loss                                       --        --           --           --       (75,718)

Common stock issued for services        7,586,975    37,935       86,447           --            --
                                      -----------  --------  -----------  ------------  ------------

Balance, June 30, 2003                 97,130,584  $455,653  $ 3,644,060  $   (36,900)  $(4,078,378)
                                      ===========  ========  ===========  ============  ============

Net loss                                       --        --           --           --      (597,961)
Common stock issued for services        3,096,315    15,482      130,798           --            --
Options exercised                       2,210,000    11,050       11,050           --            --
Private placement of common stock       8,207,039    41,035      376,931           --            --
Purchase of Magic Valley Energy with
common stock                              254,127     1,271       18,704           --            --
Asset purchases common stock              500,000     2,500       30,000           --            --
Stock subscription purchase and
payments                                  583,333     2,916       32,084      (14,300)           --
Debentures converted to common stock      235,555     1,177        9,423           --            --
                                      -----------  --------  -----------  ------------  ------------
Balance, June 30, 2004                112,216,953  $531,084  $ 4,253,050  $   (51,200)  $(4,676,339)
                                      ===========  ========  ===========  ============  ============

The accompanying notes are an integral part of these financial statements

                         INTREPID TECHNOLOGY & RESOURCES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                          FOR THE YEAR ENDED JUNE 30,
                                                                            2004             2003
                                                                       --------------  ----------------
Cash flows from operating activities:
     Net loss                                                          $    (597,961)  $       (75,718)
     Adjustments to reconcile net loss to net cash provided (used) in operating activities:
        Depreciation                                                          10,946             9,140
        Loss (gain) on disposal of assets                                        816            (9,441)
        Services in exchange for issuance of common stock                    146,280            89,385
        Purchase of subsidiary                                                19,975                --
Changes in assets and liabilities:
        Accounts receivable, net                                             216,706          (122,980)
        Prepaids and other assets                                                 --            95,877
        Deferred tax asset                                                   385,543           (49,543)
        Accounts payable                                                     (43,568)          111,664
        Accrued liabilities                                                  (81,802)          (22,353)
        Deferred compensation                                                (54,269)         (133,543)
                                                                       --------------  ----------------

Net cash provided (used) by operating activities                               2,666          (107,512)

Cash flows from investing activities:
         Purchase of investments                                                  --            (5,000)
         Recovery of investment                                                5,000                --
         Construction in progress                                           (273,996)               --
        Purchases of equipment                                               (34,149)          (13,738)
                                                                       --------------  ----------------
Net cash used by investing activities                                       (303,145)          (18,837)

Cash flows from financing activities:
        Common stock proceeds                                                400,172            35,000
        Debenture sales                                                           --            10,150
        Payments received for subscription  note receivable                   20,700                --
        Options exercised                                                     22,100                --
        Proceeds from note payable                                                --            79,517
        Payments on notes payable                                            (34,812)          (43,201)
                                                                       --------------  ----------------

Net cash provided by financing activities                                    408,160            81,466
                                                                                       ----------------

Increase (decrease) in cash and cash equivalents                             107,681           (44,784)
                                                                       --------------  ----------------

Cash and cash equivalents at beginning of period                              27,175            71,959
                                                                       --------------  ----------------
Cash and cash equivalents at end of period                             $     134,856   $        27,175
                                                                       ==============  ================

Supplemental disclosures of cash flow information:
        Cash paid for interest                                                22,749   $        30,916
Non cash investing and financing transactions
       Issuance of common stock for note receivable                           35,000                --
       Retirement of debenture note for common stock                          10,600                --
       Common stock issued for fixed asset purchases                          32,500                --
       Common stock in exchange for investments                               17,794                --
       Purchase of subsidiary                                                 19,975
        Services in exchange for common stock                          $     641,421   $        89,385

The accompanying notes are an integral part of these financial statements.

             INTREPID TECHNOLOGY & RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. DESCRIPTION OF BUSINESS.

Intrepid Technology & Resources, Inc. and Subsidiaries, ("The Company"), (an Idaho Corporation) is a biofuels renewable and alternative energy development and operating company with strengths in engineering and technology. While the Company's primary source of current revenue has been the sale of engineering services to a variety of clients, it is posturing itself for a primary business purpose of developing, constructing, and operating a portfolio of projects in the Renewable and Alternative Energy sector, with a special emphasis on production of biofuels - particularly, biogas (methane), ethanol, biodiesel and, eventually, hydrogen. The Company's strategy is to provide the overall technical and integration management for planning, coordinating, developing, operating and implementing such projects. The Company's initial emphasis is on establishing several geographically dispersed complexes in the Southern Idaho region and then expanding to other locations within Idaho and the Western United States. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of those customers. It maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit losses, when realized, have been within the range of the Company's expectations and, historically, have not been significant.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles  of Consolidation. The accompanying financial statements are prepared
----------------------------
on a consolidated basis. The consolidated financial statements include the accounts of the Company after the elimination of all significant inter-company balances and transactions. The Company's fiscal year-end is June 30.

Cash  and  Cash Equivalents. For the purpose of the statement of cash flows, the
---------------------------
Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents. During the year and at year end the casj balances were in excess of FDIC insured balances.

Accounts  Receivable.  Accounts  receivable  is recorded net of an allowance for
---------------------
expected losses. The allowance is estimated from historical performances and projections of trends. These projections for doubtful accounts have been recorded based on previous history of charge offs, which have been insignificant. The Company contracts with federal governmental agencies for engineering, which have not been delinquent and management does not believe there is a collectability issue with these contracts. Therefore, no allowance has been recorded at June 30, 2004 and 2003 or the interim periods thereto. As of June 30, 2004 the Company has one account past due for approximately $30,000. The Company believes it will collect the receivable in due time.

Notes  Payable.  The  Company  has  various  notes  payable  to  individuals and
---------------
officers. The Company has exchanged a portion of the notes for issuance of the Company's common stock.

Revenue  Recognition.  The  Company's  revenue  result primarily from contracts,
--------------------
which are substantially short term, with the U.S. Government, commercial customers, state and local governments, or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of costs plus fees, and others, which are fixed-price or time-and-materials, type contracts. Revenue and fees on the reimbursement of costs plus fees and time-and-material contracts are recognized using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues and fees on the fixed price contracts are recognized based on contract deliverables or other milestones accomplished as of the end of the period. Amounts recorded, as revenue for work performed but not billed as of June 30, 2004 and 2003 was $32,331 and $38,178, respectively. The Company expects to bill and received the 2004 unbilled amounts during the first quarter 2005.

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

                                         (000's except per share amounts)
                                                Year Ended June 30,
                                      -------------------------------------
                                             2004               2003
                                      ------------------  -----------------
Net loss                                           (598)  $            (76)

Weighted average shares outstanding-
   Common shares                            110,335,000         87,939,000
                                      ------------------  -----------------

Basic earnings per share              $          (.0054)  $         (.0009)
                                      ==================  =================
Diluted earnings per share            $              --   $             --
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

Major  Customers.  In  2003, the Company's primary customers were Idaho National
----------------
Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, Fluor Federal Services, Inc., Oak Ridge Associated Universities (ORAU), Bureau of Land Management and the State of Idaho. INEEL and ORAU both provided more than ten percent of the total revenue recognized by the Company in 2004. In 2003, INEEL accounted for ten percent or more of the Company's revenue.

Credit  Risk  Concentration. The Company maintains most of its cash with US Bank
----------------------------
in Idaho Falls, Idaho. cash balances are insured up to FDIC limits and are not collateral for other obligations. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company's credit evaluation process. Typically, the Company has not required customers to provide collateral for such obligations.

Commitments.  The  Company  has  various  commitments  for  notes  payable  to
-----------
shareholders and officers of the Company, and a term loan with US Bank, all of which the Company believes it has properly accounted for or has made proper accruals to meet these obligations in the future.

Notes  Receivable.  As  of  June  30, 2004, the Company has non-interest bearing
------------------
notes receivable from employees totaling $16,200 and other non employee shareholders of $35,000 for the purchase of the Company's common shares and is recorded in the equity section of the balance sheet. The notes from employees:

     Don Dustin  $6,900     Scott Francis  $6,900     Lynn Higgins  $2,400

Stock-Based  Compensation.  At  December 31, 2003, the Company had a stock-based
--------------------------
employee compensation plan, which is more fully described in Note 8. The Company accounts for employee stock-based compensation using the intrinsic value method for each period presented under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation cost is reflected in net income for options granted to employees, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees using the fair value method under SFAS No. 148, "Accounting for Stock-Based Compensation."

The following table illustrates the effect on net income (loss) and earnings
(loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                              Year Ended June 30,
                                          --------------------------
                                              2004          2003
                                          ------------  ------------
Net income / (loss)                       $  (597,961)  $   (75,718)

Deduct: Stock based employee
Compensation expense determined under
fair value based method, net of tax for
2003 only                                    (717,641)      (81,656)
                                                        ------------

Pro forma net income / (loss)             $(1,315,602)  $  (157,374)
                                          ------------

Basic earnings per share as recorded      $   (.00054)  $    (.0009)
                                          ============  ============
Basic earnings per share pro forma        $     (.012)  $    (.0017)
                                          ============  ============

Reclassification. Certain 2003 balances have been reclassified to conform to the 2004 presentation.

NOTE 3. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA.

The unaudited consolidated quarterly results of operations for 2004 and 2003 ($ in thousands, except per share amounts) were:

REPORTED IN          FIRST QUARTER    SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
(000)
                    2004     2003     2004    2003     2004      2003     2004      2003
                    -----  --------  ------  -------  -------  --------  -------  --------

Revenue               804      645      630      517     415        585     228        717

Net Income (loss)      45     (115)       7       15     (70)        18    (580)         6
                    ----------------------------------------------------------------------

Basic earnings
(loss) per share    .0005   (.0013)   .0001    .0002  (.0007)  $  .0002  (.0052)  $  .0002

Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. There is no dilutive potential on common shares outstanding for each period or for the sum of the quarters.

NOTE 4.  EQUIPMENT AND CONSTRUCTION IN PROGRESS.

Equipment consists of the following as of June 30, 2004 and 2003.

                                 2004       2003
                               ---------  ---------

Computers and software         $ 42,556   $ 40,566
Furniture                        11,259     15,488
Pumping Station                  64,500         --
Vehicles                          3,000      3,000
                               ---------  ---------
Subtotal                        121,315     59,054
Less accumulated depreciation   (29,251)   (21,877)
                               ---------  ---------
Total Equipment, net           $ 92,064   $ 37,177
                               =========  =========

The construction in progress as of June 30, 2004 includes:

Digester equipment                $ 84,926
Labor                               91,421
Construction costs and materials    97,649
Total Construction in Progress    $273,996
                                  ========


NOTE 5. LONG TERM DEBT.

A  summary  of  long-term  obligations  at  June  30,  2004  is  as  follows:
Note payable to various shareholders due on demand, interest at 10 percent.
The notes are unsecured.                                                       $70,657
Note payable due Reggie Hall 6% interest,
currently due in full.                                                           5,546
                                                                               -------
Total                                                                          $76,203
                                                                               =======

Term  Loan
----------

The Company had a term loan as of June 30, 2004 of which $162,965 was outstanding at June 30, 2004. The loan is a in the form of a three-year note and bears a fixed 5.75% interest rate. The credit is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees of the loan: Dennis Keiser (President), Jacob Dustin (Vice President), Donald Kenoyer, and S. Scott Francis. As of June 30, 2004 the loan was in good standing.

Shareholder  Notes
------------------

The following shareholders who are also officers, employees or directors, have personally lent money to the Company. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the Company: the loans from Mr. Kenoyer of $23,559 and Mr. Dustin of $47,098, which accrue interest at an annual rate of 10 percent payable on demand.

Revolving  Line  of  Credit
---------------------------

The Company had a line of credit of $200,000 as of June 30, 2003 of which $199,779 was outstanding at June 30, 2003. The line of credit bore interest at the prime rate plus two percent and expires March 29, 2004. The Company has converted this line of credit to a term loan at the same interest rate of prime plus two percent.

NOTE 6.  OPERATING LEASES.

The Company leases space in Idaho Falls, Idaho. The Idaho Falls lease is at a monthly rate of $5,686, and lease term runs through November 30, 2005. The Company now also has a long-term lease for the Ardent property for the CNG gas filling station in Idaho Falls, Idaho, dated April 1, 2004 through September 30, 2008.

Rent expense for year ended June 30, 2004 and 2003 was $ 72,288 and $70,803, respectively.

Commitments for the lease terms are as follows:

2005                            $66,000
2006                             20,500
                                -------
Total                           $86,500
                                =======

NOTE 7. INCOME TAXES.

The components of income tax expense at June 30 are:

Reported in whole $
                       2004      2003
                     --------  ---------
Current
-------
Federal              $     --  $     --
State                      --        --
                     --------  ---------
                     $     --  $     --

Deferred
--------
Federal              $385,543  $(42,111)
State                $     --  $ (7,432)
                     --------  ---------
                     $385,543  $(49,543)
                     --------  ---------

Deferred tax assets and liabilities as of June 30, 2004 consist of:

                       Assets    Liabilities     Total
Net Operating Loss
Carry forward        $ 900,889   $         --  $ 900,889
Valuation Allowance   (900,889)            --   (900,889)
                     ----------  ------------  ----------
                     $      --   $         --  $       -
                     ----------  ------------  ----------

Deferred tax assets and liabilities as of June 30, 2003 consist of:

                       Assets    Liabilities     Total
Net Operating Loss
Carry forward        $ 826,543   $         --  $ 826,543
Valuation Allowance   (441,000)            --   (441,000)
                     ----------  ------------  ----------
                     $(385,543)  $         --  $(385,543)
                     ----------  ------------  ----------

The following reconciles the federal and states tax provisions with the expected provisions by applying statutory rates to income before income taxes as of June
30:

Reported in whole $
                                         2004       2003
                                       ---------  ---------
Federal tax expense at statutory rate  $(74,346)  $(43,841)
Change in valuation allowance           459,889         --
Other                                        --     (5,702)
                                       ---------  ---------
Income Tax                             $385,543   $(49,543)
                                       =========  =========

The Company has established a valuation allowance for the deferred tax asset due to realization of uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The net change to the valuation allowance for 2004 was $459,889. The net operating loss carry forward of approximately $2,000,000 at June 30, 2004, begins to expire in the year 2008. The amount of net operating loss carry forward expires $66,000 in 2008, $21,000 in 2018, $7,000 in 2019, $89,000 in
2020,  $77,000  in 2021, and $1,371,000 in 2022 $169,000 in 2023 and $200,000 in
2024.

NOTE 8. STOCK OPTIONS.

The Company has a stock option plan, which allows officers, directors, employees and consultants of the company to receive non-qualified and incentive stock options for a total of 25 million shares. The Company awarded 900,000 stock options to directors during the quarter ended March 31, 2004 with an exercise price of $.035. During the quarter ended March 31, 2004, the Company awarded
9,970,000 stock options with an exercise price of $.035 to employees. These options are vested at 100 percent and expire in five years from the grant date. During the 1st quarter 17,800 options with an exercise price of $.06 was issued to an employee. A total of 3,254,100 options were available for future option grants as of June 30, 2004.

The  Company  accounts  for  its stock options under Accounting Principles Board
(APB) Opinion No. 25 using the intrinsic value method. In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based
Compensation - Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

                                                     2004          2003
                                                 ------------  ------------
Expected volatility                                      206%          158%
Risk-free interest rates                                 5.0%          5.0%
Expected lives                                                     5 years
Dividend yield                                             0%            0%
Weighted-average fair value of options granted
   during the year (Black-Scholes)               $      .069   $       .01

Under option:
Options outstanding, beginning of year            11,615,000            --
Granted                                           10,995,700    11,640,000
Exercised                                          2,310,000            --
Canceled                                            (864,800)      (25,000)
                                                 ------------  ------------
Options outstanding, end of year                  19,435,000    11,615,000
                                                 ============  ============

Price range per share of outstanding options     $  .01- .06   $       .01
Price range per share of options exercised       $       .01   $        --
Price range per share of options canceled        $       .01   $       .01
Options exercisable at end of year                19,435,000    13,385,000
                                                 ============  ============
Remaining weighted average contractual life of
outstanding options as of June 30, 2004           4.10 YEARS    4.52 years
                                                               ============

The following table illustrates the effect on net income (loss) and earnings
(loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                              Year Ended June 30,
                                          --------------------------
                                              2004          2003
                                          ------------  ------------
Net income / (loss)                       $  (597,961)  $   (75,718)

Deduct: Stock based employee
Compensation expense determined under
fair value based method, net of tax for
2003 only                                    (717,641)      (81,656)
                                                        ------------

Pro forma net income / (loss)             $(1,315,602)  $  (157,374)
                                          ------------  ============

Basic earnings per share as recorded      $   (.00054)  $    (.0009)
                                          ============  ============
Basic earnings per share pro forma        $     (.012)  $    (.0017)
                                          ============  ============

NOTE 9. CONTINGENT LIABILITY AND OTHER MINERAL RIGHTS.

The Company entered into an agreement in 2001, prior to the merger, for the purchase of other various mineral rights for the price of $3,273,456 to be paid by the issuance of 16,367,280 shares of common stock of the Company, with a deemed value of $ 0.20 per share, subject to adjustment. Per the agreement "If, within one (1) year after the execution of this agreement the publicly traded shares of Iron Mask are not trading at $ 0.20 or more per share the high price for the public sale of such shares on the anniversary date of the Agreement shall become the deemed value per share. Additional shares of the common stock of Iron Mask will be issued to the end that the total number of shares on the date of this Agreement, shall equal $ 3,273,456." The Company believes that because the shares reached $.20 within the period no additional shares are required to be issued. The prior owners contend this share price is to be $.20 on the anniversary date. Management believes that there is no liability to the company since, based on their understanding of the contract and discussions with legal counsel, the $.20 had been met. In Memorandum of Agreement to jointly sell the combined mineral and surface rights signed by the Company and the prior owners on September 13, 2004, both parties agreed to release all claims past and present during the term of the Agreement.

NOTE 10. NEW ACCOUNTING PRONOUNCEMENTS.

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

In January 2003, the FASB issued Interpretation No. 46 and 46R (46), "Consolidation of Variable Interest Entities-an interpretation of ARB No. 51," which provides guidance on the identification of, and reporting for, variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Interpretation No. 46 is effective for the Company in the first quarter of 2004 for variable interest entities acquired before February 1, 2003. The Company does not have variable interest entities and therefore does not expect the Statement to result in a material impact on its financial position or results of operations.

NOTE  11.  BUSINESS  COMBINATION
--------------------------------

On May 13, 2004, Intrepid Technology and Resources, Inc., ("the Company"),completed a Purchase Agreement with the Magic Valley Energy Coalition ("the Coalition") to buy out the Coalition's one-third (1/3) share of ownership in the Magic Valley Energy Company, LLC ("MVEC"). This purchase makes MVEC a wholly owned subsidiary of the Company. The wholly owned subsidiary is based in Magic Valley, making it eligible to secure federal grants, loan guarantees, and other assistance aimed at stimulating rural economies that are available only to rural small business entities.

The purchase price was for $20,000 of the Company's common stock based on a 30-day average closing price of $.0786 per share. MVEC had no reportable operations during the past year. As a result of MVEC having no readily determinable fair values of tangible assets or liabilities the total value of the transaction was expensed in the current year operations of the Company.

NOTE  12.  GOING  CONCERN  CONTINGENCY.
--------------------------------------

The Company was profitable in the first and second quarters of the fiscal year ending June 30, 2004 but incurred significant losses during the second and third quarters of 2004. The losses were primarily a result of the Company focus on the Biofuels market and having construction in progress for the Biogas digester combined with the shortage of engineering services work. The Company elected to write down the deferred tax asset in the amount of $393,909 in the fourth quarter of 2004. The Company's ability to continue as a Going Concern is dependent on ongoing operations, bringing the Whitesides Biofuels digester on line to generate revenue and be profitable, and obtaining additional financing, and successfully concluding the sale of the existing mining rights (see subsequent events footnote). Management will continue its efforts in seeking new and additional engineering contracts, and is in the process of obtaining additional financing as well as completing the Whitesides Digester project. The Company has diminished the Going Concern as a result of entering into the agreement with Cornell Capital Partners, LP., as explained in Note 13 below. However, there can be no assurance that these plans will be successful.


NOTE 13.  SUBSEQUENT EVENTS.

On September 13, 2004 the Company entered into an agreement with Cordoba Corporation (owner of the surface rights) for the sale of the mineral and surface rights and subsequently, on September 29, 2004, accepted an offer to purchase said rights. The sale is scheduled to close within 30 days of the buyer's completion of requested due diligence on the rights (60-day period). This process is expected to be complete by late 2nd quarter or early 1st quarter fiscal year 2005. This agreement will allow the Company to divest its rights in precious metals properties in Montana in return for cash and the assignment of future royalties back to the Company. The sale of these mineral rights will result in a capital gain to the Company, as the rights were previously written down as having no value. The proceeds of the sale will provide working capital for current and other biofuels projects and well as supporting the ongoing operations of the Company.

Standby Equity Distribution Agreement.  On October 13, 2004, the Company entered
-------------------------------------
into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $25.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners LP will pay the Company 99% of, or a 1% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. Cornell Capital Partners LP will retain 5% of each advance under the Standby Equity Distribution Agreement and received $500,000 worth of common stock of the Company as a fee under the Standby Equity Distribution Agreement.

Securities  Purchase  Agreement. On October 13, 2004, the Company entered into a
-------------------------------
Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000. The $750,000 will be disbursed as follows: (i) $450,000, within five days of the closing of all the transaction documents with Cornell Capital Partners, L.P.,
(ii) $150,000, within five days of the filing of a registration statement related to the shares issued under the Standby Equity Distribution Agreement and the convertible debentures, and (iii) the remaining $150,000, within five days of the registration statement being declared effective by the SEC. The second and third funding are conditioned upon the Company increasing its authorized shares of common stock to at least 250,000,000 shares. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. Cornell Capital Partners, LP will receive 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each funds disbursement described above. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.


NOTE 14  RISK FACTORS.

The Company's current and primary focus is obtaining permits and developing favorable properties for renewable energy biofuels production, and providing the associated engineering design and construction management services required to support the construction and operation of related facilities, and cannot provide any guarantees of profitability at this time. The Company will continue to expand its engineering services base, "work for others" to generate additional revenue to augment working capital requirements in support of its alternative and renewable energy efforts. The realization of profits is dependent upon successful execution of new business opportunities and the development of prototype biogas digester models and implementation of digester biogas projects for renewable energy. The Company is dependent upon securing long-term off-take contracts for the energy generated by its current and planned production facilities becoming its primary revenue source. These projects, when developed, and depending on their success, will be the future of the Company. The Company cannot give any reasonable assurance to their success.

Our operating results are difficult to predict in advance and may fluctuate significantly, and a failure to meet the expectations of analysts or our stockholders would likely result in a substantial decline in our stock price.

Factors that are likely to cause our results to fluctuate include the following:

- the gain or loss of significant customers or significant changes in engineering services market;
-  the  amount  and  timing  of our operating expenses and capital expenditures;
-  the  success  or  failure  of  the  biofuels  projects  currently  underway;
- the timing, rescheduling or cancellation of engineering customer's work orders;
- our ability to specify, develop, complete, introduce and market biofuels and bring them to volume production in a timely manner;
- the rate of adoption and acceptance of new industry standards in our target markets;
-  any  other  unforeseen  activities  or  issues.

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

Our performance will largely depend on our ability to develop and implement the anerobic digester biogas projects and generate energy and gas for sale. We will respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis however, we cannot predict if we will be effective or succeed in the development of the biofuels and renewable energy markets. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to develop and operate in the biofuels market, our business, results of operations and financial condition could be materially adversely affected.

If needed, we may not be able to raise further financing or it may only be available on terms unfavorable to us or to our stockholders.

Available cash resources may not be sufficient to meet our anticipated working capital and capital expenditure requirements if the biogas facility(ies) does(do) not produce revenue for at least 12 months. It may become necessary to raise additional funds to respond to business contingencies, which could include the need to:

-  fund  additional  project  expansion  for  the  biofuels  production;
-  fund  additional  marketing  expenditures;
-  develop  additional  biofuels  projects  or  enhance  the  WOBF gas products;
-  enhance  our  operating  infrastructure;
-  hire  additional  personnel;
-  acquire  other  complementary  businesses  or  technologies.

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

ITEM 8B.     OTHER INFORMATION.

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

           2.  Financial statement schedules

                   Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

           3.  Exhibits

----------------------------------------------------------------------------------------------------------------------
Exhibit  Description                                                                Incorporated by Reference from
  No.                                                                                        Registrant's
----------------------------------------------------------------------------------------------------------------------
    3.1  Articles of Incorporation.                                              Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------
    3.2  Bylaws.                                                                 Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------
    3.3  Amended Articles of Incorporation.                                      Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------
    3.4  Amended Articles of Incorporation.                                      Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------
    4.1  Specimen Stock Certificate.                                             Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------
   10.1  Yellow Pines Resources Agreement.                                       Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------
   10.2  American Diatomite Agreement.                                           Form 10SB Registration March 22, 2000
----------------------------------------------------------------------------------------------------------------------
   10.3  American Diatomite Agreement.                                           Form 10-KSB October 20, 2000
----------------------------------------------------------------------------------------------------------------------
   10.4  Agreement to Sell and Purchase Mineral Reserves, Real Property and
         Shares of Common Stock                                                  Form 10-KSB October 15, 2001
----------------------------------------------------------------------------------------------------------------------
   10.5  Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
         Property and Shares of Common Stock                                     Form 10-KSB October 15, 2001
----------------------------------------------------------------------------------------------------------------------
   10.7  2003 Stock Option Plan                                                  Form 14(a) October 24, 2002
----------------------------------------------------------------------------------------------------------------------
   10.8  Sale of the Mineral Rights of the Garnet, Montana mine
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
   31.1  Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
----------------------------------------------------------------------------------------------------------------------
   31.2  Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
         by Vice-President, Secretary and Treasurer
----------------------------------------------------------------------------------------------------------------------
     32  Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and
         Chief Executive Officer and Vice-President, Secretary and Treasurer
----------------------------------------------------------------------------------------------------------------------

REPORTS ON FORM 8-K

         During  the  fourth quarter ending June 30, 2004 the Company filed five
         (5)  reports  on  Form  8-K  and one (1) subsequent to the quarter end.

----------------------------------------------------------------------------------------------------------------------
   10.6  Iron Mask Mining Company merger agreement with Intrepid
         Engineering Company and Western Technology and Management, Inc.         Form 8-K April 8, 2002
----------------------------------------------------------------------------------------------------------------------
         Intrepid Technology and Resources, Inc. change of certifying
         accountants                                                             Form 8-K May 24, 2002
----------------------------------------------------------------------------------------------------------------------
         Amendment to report pro forma financial information on merger filed
         on Form 8-K April 8, 2002                                               Form 8-K/A June 11, 2002
----------------------------------------------------------------------------------------------------------------------
         Amendment, Item 7.  Letter from accountant and Company
         correspondence                                                          Form 8-K/A June 20, 2002
----------------------------------------------------------------------------------------------------------------------
         Resignation of Registrant's Directors and change in management          Form 8-K July 8, 2002
----------------------------------------------------------------------------------------------------------------------
         Resignation of Registrant's Directors                                   Form 8-K August 21, 2002
----------------------------------------------------------------------------------------------------------------------
         Amendment to Form 8-K filed on May 24, 2002 for change of
         certifying accountants.  Correction letter of predecessor accountant.   Form 8-K/A September 10, 2002
----------------------------------------------------------------------------------------------------------------------
         Election of Lynn Smith to the Board of Directors and Chairman of the
         Audit Committee                                                         Form 8-K September 13, 2002
----------------------------------------------------------------------------------------------------------------------
         Letters of Notice to Cure a Default whereby a deed was not transferred
         for mineral rights purchased in the Iron Mask Mining Company merger     Form 8-K February 6, 2003
----------------------------------------------------------------------------------------------------------------------
         Amendment to Form 8-K filed on April 8, 2002 for the merger with
         Iron Mask Mining Company.  Change of Accounting acquiror                Form 8-K/A February 19, 2004
----------------------------------------------------------------------------------------------------------------------
         Item 5. Other, that the Company will apply FASB 121 Impairment of
         Long Lived assets to those purchased in the merger of March 2002        Form 8-K April 6, 2004
----------------------------------------------------------------------------------------------------------------------
         The acquisition of the Wright Oil and Broadway Ford natural gas joint
         venture fueling station in Idaho                                        Form 8-K April 26, 2004
----------------------------------------------------------------------------------------------------------------------
         The Company completed the Purchase Agreement for 33% of the
         Magic Valley Energy Coalition, now a wholly owned subsidiary            Form 8-K May 19, 2004
----------------------------------------------------------------------------------------------------------------------
         Earnings Release for the quarter ending March 31, 2004                  Form 8-K May 19, 2004
----------------------------------------------------------------------------------------------------------------------
         Amendment 4, to correct the income and include the transaction costs
         of the merged companies, IMKG, WTM, & IES                               Form 8-K/A June 15, 2004
----------------------------------------------------------------------------------------------------------------------
         Amended to include the historical, pro forma, and other required
         financial statements for the purchase of Wright Oil and Broadway Ford   Form 8-K/A July 16, 2004
----------------------------------------------------------------------------------------------------------------------

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

CONSENT OF INDEPENDENT PUBLIC AUDITORS

As independent public accountants, we hereby consent to the inclusion of our reports on the financial statements of Intrepid Technology & Resources, Inc., dated August 11, 2004 (except for Note 13 dated October 12, 2004), included in this report on Form 10-KSB, as filed with the Securities and Exchange Commission.

Balukoff, Lindstrom & Co., P.A.



Boise, Idaho
October 13, 2004

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INTREPID TECHNOLOGY & RESOURCES, INC.
                                                     (Registrant)


                                          By:  /s/ Dr. Dennis D. Keiser,
                                               -------------------------
                                               Chief Executive Officer &
                                               -------------------------
Date:  October 13, 2004                        President
                                               ---------


                                          By:  /s/ Dr. Jacob D. Dustin,
                                               ------------------------
                                               Vice President, Secretary,
                                               --------------------------
Date:  October 13, 2004                        and Treasurer
                                               -------------