Form 10QSB
period 2004-09-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2004-11-15
CIK 1083742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2004

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission file number: 000-30065

INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
(exact name of registrant as specified in its charter)

Idaho	82-0230842
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 West Broadway, Suite 200,
Suite 200, Idaho Falls, Idaho 82304
(Address of principal executive offices)

(208) 529-5337
(Issuer's telephone number)

Idaho

(State or other jurisdiction of incorporation or organization)
Registrant's telephone number, including area code:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

121,363,115 shares of common stock, $0.005 par value per share, as of November 8, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item	2.	Management’s Discussion and Analysis	11
		Results of Operations	11
		Capital Requirements	12
Item	3.	Controls and Procedures	16

Part II - OTHER INFORMATION

Item	1.	Legal Proceedings	16
Item	2.	Changes in Securities	16
Item	3.	Defaults Upon Senior Securities	16
Item	4.	Submission of Matters to a Vote of Security Holders	17
Item	5.	Other Information	17
Item	6.	Exhibits.	17
		Signature Page	18
		Certifications	19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in whole dollars except per share amounts)

	September 30, 2004	June 30, 2004
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$64,944	$134,856
Receivables, net of allowance for doubtful
accounts of $0 and $0 respectively	80,988	195,352
Investments	--	17,794
Other assets	36,532	3,986
Total current assets	182,464	351,988

Equipment, net	89,327	92,064
Construction in progress	587,847	273,996
Total Assets	$859,638	$718,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,319	$202,028
Accrued liabilities	133,397	81,295
Deferred compensation	138,963	138,962
Term loan	149,410	162,965
Long term debt - current portion	75,804	76,203
Total current liabilities	717,893	661,453

Long term debt	--	--
Total liabilities	717,893	661,453
Commitments and contingencies
Shareholders’ equity:
Common stock, $.005 par value, 185,000,000 authorized, 120,210,600 and 112,216,953 shares issued and outstanding	571,053	531,084
Additional paid-in capital	4,534,399	4,253,050
Notes receivable - shareholders	(41,200)	(51,200)
Retained earnings (deficit)	(4,922,507)	(4,676,339)
Total shareholders’ equity	141,745	56,595

Total Liabilities and Shareholders’ Equity	$859,638	$718,048

The accompanying notes are an integral part of these consolidated financial statements.

INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

($ in whole dollars except per share amounts)

	For the Quarter Ended
	September 30,
	2004	2003

Revenue	$88,903	$803,938
Direct operating costs	83,459	494,575

Gross profit	5,444	309,363
Selling, general and administrative expenses	236,388	232,946

Income (loss) from operations	(230,944)	76,417

Interest revenue	669	--
Interest expense	(3,150)	6,635
Loss on sale of investments	(12,743)	--

Net income (loss) before income taxes	(246,168)	69,778
Provision for income taxes (benefit)	--	24,422

Net income (loss)	$(246,168)	$45,360

Net income (loss) to common shareholders	$(246,168)	$45,360

Basic earnings (loss) per share	$(.002)	$.0005

Diluted earnings per share	$--	$--

Dividends paid per common share	--	--

The accompanying notes are an integral part of these consolidated financial statements

 INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in whole dollars except per share amounts)

	For the Quarter Ended September 30,
	2004	2003

Cash flows from operating activities:

Net income (loss)	$(246,168)	$45,360
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,737	2,482
Expenses in exchange for issuance of common stock	85,520	10,004
Net loss on sale of investments	12,743
Changes in assets and liabilities:
Accounts receivable, net	114,365	114,844
Prepaids and other assets	(32,545)	(5,440)
Deferred tax asset	--	24,422
Accounts payable	18,291	(38,524)
Accrued liabilities	52,101	(84,058)

Net cash provided by operating activities	7,044	69,089

Cash flows from investing activities:
Construction in progress	(313,851)	--
Investment purchase	(17,800)	--
Proceeds from sale of investment	22,851	5,000
Net cash (Used) provided in investing activities	(308,800)	5,000

Cash flows from financing activities:
Common stock proceeds	233,2497	--
Proceeds from stock options exercised	2,548
Net change in line of credit	--	1,982
Stock subscription - net change	10,000	--
Payments on notes payable	(13,953)	--
Proceeds from notes payable	--	2,045
Net cash provided by (used in) financing activities	231,844	4,027

Increase (decrease) in cash and cash equivalents	(69,912)	78,116
Cash and cash equivalents at beginning of period	134,856	27,175
Cash and cash equivalents at end of period	$64,944	$105,291

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$1,834	$4,969
Non cash investing and financing transactions	--	--
Common stock issued for services, prepaid assets and debt	85,520	10,004

Conversion of line of credit to note payable	--	201,767

The accompanying notes are an integral part of these consolidated financial statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-KSB for the year ended June 30, 2004, as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Note 2. Description of Business

Intrepid Technology & Resources, Inc., an Idaho corporation, and its Subsidiaries, (the “Company”), is a biofuels renewable and alternative energy development and operating company with strengths in engineering and technology. While the Company’s primary source of current revenue has been the sale of engineering services to a variety of clients, it is posturing itself for a primary business purpose of developing, constructing, and operating a portfolio of projects in the Renewable and Alternative Energy sector, with a special emphasis on production of biofuels - particularly, biogas (methane), ethanol, biodiesel and, eventually, hydrogen. The Company’s strategy is to provide the overall technical and integration management for planning, coordinating, developing, operating and implementing such projects. The Company’s initial emphasis is on establishing several geographically dispersed complexes in the Southern Idaho region and then expanding to other locations within Idaho and the Western United States. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of those customers. It maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit losses, when realized, have been within the range of the Company’s expectations and, historically, have not been significant.

Customers

In 2004, the Company managed several engineering services contracts with Idaho National Engineering and Environmental Laboratory (“INEEL”) at Idaho Falls, Idaho, and with the Oak Ridge Associated Universities (“ORAU”) based in Oak Ridge, Tennessee. These contracts generated the majority of the Company’s revenue. Profits realized from this revenue were used to help develop the Biofuels business line. The Company expects to continue providing such supplemental engineering and technical services in the future with a strong emphasis on becoming a significant service provider to the Idaho National Laboratory (“INL”), the successor to the INEEL beginning in February 2005.

However, fiscal year 2005 marks the Company’s major transition from being primarily a provider of engineering services to becoming a significant producer and distributor of biogas products and facilities. Its first facility is currently under construction and will be operational in the 2nd quarter, with revenue generation expected by 3rd quarter. Construction of a second facility, which will have 3 times the capacity of the first is planned to start in the 3rd quarter with revenue generation expected in 2nd quarter 2006. The Company will own both facilities and the initial customers for the gas produced will be a local natural gas utility and the Company’s natural gas vehicle fueling station located in Idaho Falls, Idaho. The construction of these first two biogas plants will stimulate orders for other diary and cattle feeding operations in the area and increase demand for Company services to design, construct and operate other plants. The Company will maintain an equity position in each facility built, thus adding to future revenue streams derived from sales of biogas products.

Note 3. Summary of Significant Accounting Policies

The significant accounting policies applied in the annual financial statements of the Company as of June 30, 2004, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements for the three months ended September 30, 2004 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2005.

Note 4. Stock Base Compensation

At the December 5, 2002 Annual Shareholder Meeting, the Company approved a stock-based employee compensation plan. The stock option plan allows officers, directors, employees and consultants of the Company to receive non-qualified and incentive stock options for a total of 25 million shares. During the quarter ended September 30, 2004, the Company awarded no stock options to directors and 2,000,000 stock options to employees, all with an exercise price of $.04. These options are vested at 100 percent and expire in five years from the grant date. A total of 3,564,100 options were available for future option grants as of September 30, 2004.

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
The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Quarter Ended September 30,
	2004	2003

Net income / (loss)	$(246,168)	$45,360

Deduct: Stock based employee
Compensation expense determined under fair value based method, net of tax	64,205	--

Pro forma net income / (loss)	$(310,373	$45,360

Basic earnings per share as recorded	$(.003)	$(.0002)
Basic earnings per share pro forma	$(.003)	$(.0002)

Note 5. Earnings Per Common Share

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.

	(000’s except per share amounts)
	Quarters Ended September 30,
	2004	2003

Net income (loss)	$(246)	$45

Weighted average shares outstanding-
Common shares	115,023,416	97,130,00

Basic earnings per share	$.002	$.0005
Diluted earnings per share	$--	$--

Note 6. Equipment.

Equipment consists of the following as of September 30, 2004:

Computers and software	$41,032
Furniture	11,259
Other Equipment	1,525
Pumping Station	64,500
Vehicles	3,000
Anaerobic Digester - Construction in progress	587,847
Subtotal	709,163
Less accumulated depreciation	(31,989)
Total Equipment, net	$677,174

During the first quarter ended September 30, 2004 the Company continued work on certain alternative energy projects. These projects included the WOBF fueling station and the preparation of the field installation of the Whitesides anaerobic digester located at a 4000 cattle head dairy north of Rupert, Idaho. This digester will be used as the prototype facility to generate natural gas for sale as a renewable energy source of heat and power. From this prototype digester more information will become available for optimization of sizing, and equipment specification and selection to generate the maximum energy value. This will better enable the Company to determine the most effective business model for utilizing the gas produced - i.e. direct conversion to electricity and sale to local power company or direct distribution and sale as natural gas to local commercial and industrial users.

Note 7. Long Term Debt.

Term Loan

The Company had a term loan as of September 30, 2004 of which $149,410 was outstanding at September 30, 2004. The loan is in the form of a three-year note and bears a fixed 5.75% interest rate. The credit is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees of the loan: Dennis Keiser (President), Jacob Dustin (Vice President), Donald Kenoyer, and S. Scott Francis. As of September 30, 2004 the loan was in good standing.

Shareholder Notes

The following shareholders who are also officers, employees or directors have personally lent money to the Company. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the Company: Mr. Kenoyer has made two loans to the company and as of September 30 2004, the total balance due him was $23,124. The first loan accrues interest at the rate of 10 percent and has a balance of $387. The second accrues interest at the rate of 7 percent and has a balance of $22,737. Mr. Dustin has also made two loans to the company and as of September 30 2004, the total balance due him was $46,833. The first loan accrues interest at the rate of 10 percent and has a balance of $14,865. The second accrues interest at the rate of 7 percent and has a balance of $31,968.

Note 8. New Accounting Pronouncements

None

Note 9. Going Concern Contingency.

The Company was not profitable in the first quarter of the fiscal year ending June 30, 2005 and incurred a significant loss of $246,168. The loss was primarily a result of the Company’s focus on developing the Biofuels market and having construction in progress for the Whitesides Biogas Plant combined with the shortage of engineering services work. The Company’s ability to continue as a Going Concern is dependent on ongoing operations, bringing the Whitesides Biofuels Plant on line to generate revenue and be profitable, and obtaining additional financing, and successfully concluding the sale of the existing mining rights. Management will continue its efforts in seeking new and additional engineering contracts, and is in the process of obtaining additional financing as well as completing the Whitesides project. The Company has attempted to mitigate the Going Concern as a result of entering into the agreement with Cornell Capital as explained in Note 10 below. However, there can be no assurance that these plans will be successful.

Note 10. Subsequent Events.

Standby Equity Distribution Agreement.  On October 13, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $25.0 million.  For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners LP will pay the Company 99% of, or a 1% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the five days immediately following the notice date. Cornell Capital Partners LP will retain 5% of each advance under the Standby Equity Distribution Agreement and received $500,000 worth of common stock of the Company as a fee under the Standby Equity Distribution Agreement. The Company’s ability to receive advances under the Standby Equity Distribution Agreement is subject to certain conditions, including an effective registration statement relating to the shares of common stock sold under the Standby Equity Distribution Agreement. The Company is also limited to $350,000 per weekly advance and $1,200,000 per 30 days. The Company also paid Newbridge Securities Corporation a fee equal to $10,000 of the Company’s common stock under a related Placement Agent Agreement.

Securities Purchase Agreement. On October 13, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000. The $750,000 will be disbursed as follows: (i) $450,000, within five days of the closing of all the transaction documents with Cornell Capital Partners, L.P., (ii) $150,000, within five days of the filing of a registration statement related to the shares issued under the Standby Equity Distribution Agreement and the convertible debentures, and (iii) the remaining $150,000, within five days of the registration statement being declared effective by the SEC. The second and third funding are conditioned upon the Company increasing its authorized shares of common stock to at least 250,000,000 shares.  The debentures are convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.  The debentures are secured by the assets of the Company.  The debentures have a three-year term and accrue interest at 5% per year.   Cornell Capital Partners, LP will receive 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each funds disbursement described above. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth in the Notes to the Consolidated Financial Statements, Part I, Item 1., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes filed thereto on Form 10-KSB with the U.S. Securities and Exchange Commission for the year ending June 30, 2004.

RESULTS OF OPERATIONS

Revenue

Revenue for the first quarter ended September 30, 2004, decreased 89% to $88,903 compared to $803,938 for the same period of 2003. This decrease was mainly the result of the reduction in outside contracting by the Idaho National Engineering and Environmental Laboratory (“INEEL”) and the Company’s shifting of resources from engineering services to designing and building of Company-owned biogas facilities.

In 2004, the Company’s primary customers were INEEL at Idaho Falls, Idaho and Oak Ridge Associated Universities (ORAU). INEEL and ORAU both provided more than ten percent of the total revenue recognized by the Company in 2004.

Direct Operating Costs

For the quarter ending September 30, 2004, the Company’s direct operating costs decreased 83% to $83,459 from $494,575 for the same period ending September 30, 2003. The reason that direct operating costs decreased is the large drop in engineering services work and direct operating costs paralleled this work. Additionally, the Company made further efforts to reduce direct costs by using less subcontracted services, eliminating certain rental fees, closing the Montana and Washington offices, making better use of supplies, and exercising better management of direct payroll costs.

Gross Profit

The Company had a small gross profit of $5,444 in the first quarter 2004 compared to $309,363 for the same quarter ended September 30, 2003. This decrease in gross profit is a mark of the reduction in engineering service work due to the dramatic curtailment of outsourced engineering services by INEEL. Also, in the fourth quarter of the year ended June 30, 2004 the Company shifted its resources and capital into the design and construction of the Company-owned biogas production facilities.

General Selling and Administrative Expenses

For the first quarter ended September 30, 2004, the Company had general selling and administrative expenses of $236,388 compared to $232,946 at September 30, 2003. This 1.5% increase in general selling and administrative expenses in the first quarter of fiscal year 2005, is mainly due to the focus on the biogas project and reduced engineering services work.

Interest Revenue

For the first quarter ended September 30, 2004 the Company received $669 of interest on investment capital. The Company had no interest revenue for 2003.

Interest Expense

Interest expense decreased 53% to $3,150 for the first quarter ended September 30, 2004 compared to $6,635 for the same period ending September 30, 2003. The interest expense was for interest paid on the term loan and interest accrued on notes payable to officers and employees of the Company. The Company has reduced the term loan and therefore had less interest expense.

Disposition of Assets

During the first quarter ending September 30, 2004 the Company sold a security for a loss of $12,743.

Net Income (Loss)

The Company realized a net loss of $246,168 before taxes for the first quarter ended September 30, 2004 compared to a net profit of $45,360 for the same period ending September 30, 2003. The first quarter ending September 30, 2004 net loss can be attributed to the loss of engineering revenue and the focus on the Biogas production facility.

MANAGEMENT’S PLAN OF OPERATION

Providing engineering and technical services has been the primary source of revenue, and hence the primary business focus, in the past. The Company expects to continue providing such supplemental services in the future, but with decreased emphasis. In fiscal year 2005, the Company will complete its major transition from being primarily a provider of engineering services to becoming a significant producer and distributor of biogas products and facilities. The following discussion provides an overview of how the Company expects that transition will unfold.

The fundamental aspects of the Company’s business model are:

•	Utilize cutting edge, but established, technology for the production of biogas from large animal operations
•	Utilize off-the-shelf equipment for clean-up of the biogas to meet pipeline-quality specifications and produce liquid products
•	Team with experienced companies for the marketing and distribution of biogas products
•	Maintain large equity positions on all biogas projects
•	Begin operations in known territory (Idaho), and expand into other western states as resources allow
•	Market biogas products to local gas utilities, industrial users, and transportation users

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

Whitesides Project. This 4,000-cow dairy located 8 miles northeast of Rupert, Idaho was chosen as the location for the first biogas facility. The product will be pipeline quality gas delivered in tube trailers to the local gas utility at index price. The initial project serves four primary purposes:

1.	Establish the Company’s credibility in the biogas industry
2.	Provide a “model home” for other dairymen to visit (“try before you buy”)
3.	Provide a full-scale working facility with which the Company can continue to optimize performance and demonstrate/test new concepts for both enhanced gas production and alternative means of product use
4.	Initiate a modest revenue/profit stream

Westside Project. This project is to be carried out in phases and will be anchored by a large dairy of 6,000 animals. It is anticipated that other dairies in the immediate vicinity will be joined in, resulting in an eventual combined size of 19,000 cows. The Company intends that these dairies, located west of Wendell, Idaho, will be networked together via an underground gas collection/distribution pipeline system to route biogas to existing pipelines owned by the local gas utility. The first phase will be the construction of twelve digester tanks at the WestPoint “anchor” dairy. The Company expects the WestPoint biogas facility will begin operations in the fall of 2005.

LNG Project. This project is being planned for siting on a very large 12,000-cow dairy located in a geographically isolated region but very close to a major gas utility transmission line. The size of this operation is sufficient to economically justify production of Liquid Natural Gas (LNG). It is imperative the Company gain first hand experience with LNG in order to meet future market demands. The experience gained both in terms of LNG production and with the constructing of such a large facility is critical to future growth and to establishing the Company as a leader in the biogas industry. The Company expects construction will begin in the summer of 2005 and biogas operations will begin the first quarter of 2006.

Eastside Project. This Eastside grouping consists of several dairies totaling 18,000 head of cattle located east of Wendell, Idaho. Construction is planned for 2007 with operations expected to begin in the last quarter of 2007.

Beef Feedlot Project. The Company anticipates that this project will be undertaken in partnership with a major beef feedlot agribusiness company. Given the differences in manure outputs between beef and dairy cattle and given that this is an open lot operation, the gas production capacity for this project is expected to be equivalent to an approximate 45,000-cow dairy. Construction is estimated to begin in late 2006 and the facility is estimated to become operational the first quarter of 2008.

Export Project. If the above projects begin to attract greater national attention due both to their size and their operational flexibility and efficiency, we expect there will be considerable opportunity to export our system to other regions of the country where conditions favor our business model. The Company anticipates taking advantage of those opportunities beginning late in 2007 or early 2008. Potential also exists to export the Company’s feedlot biogas facilities to other states.

Additional Information

The Company also plans to increase sales and expand its engineering and scientific services base via new customer contracts. Revenue generated will be used to meet cash flow requirements with any excess being used to support and develop the Company’s biofuels production initiatives.

At the present time the Company does not anticipate paying dividends, cash or otherwise, on it’s Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. The Company’s main current focus is on the production of biogas. It has made two acquisitions for the vertical integration of the business and ability to have ready available access to sell gas production into the market place. The Company believes that it has also taken the proper steps to sell certain assets including Garnett mining and mineral rights in Montana to provide working capital to see the production of biogas through to completion. The Company is currently seeking other investment capital to support the existing and ongoing operations of the Company and these projects.

CAPITAL RESOURCES AND LIQUIDITY

The Company has made reasonable efforts to meet cash flow demands from ongoing operations. The Company finished the first quarter ending September 30, 2004 with cash available of $64,944 compared to $134,856 at June 30, 2004. The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock. As of September 30, 2004, the Company had a working capital deficit of $535,428 compared to a deficit of $309,465 for the year ending June 30, 2004. The current ratio at September 30, 2004 was: .25:1 and .53:1 at June 30, 2004.

The Company had a term loan with a variable rate (Prime plus 2%) as of September 30, 2004 the balance was $149,410 and had a balance of $162,965 at June 30, 2004. The loan was originated as a three-year note at a fixed rate of 5.75%. The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of September 30, 2004, the loan was in good standing, and as of the date of this filing the term loan is also in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: Mr. Kenoyer has made two loans to the company and as of September 30 2004, the total balance due him was $23,124. The first loan accrues interest at the rate of 10 percent and has a balance of $387. The second accrues interest at the rate of 7 percent and has a balance of $22,737. Mr. Dustin has also made two loans to the company and as of September 30 2004, the total balance due him was $46,833. The first loan accrues interest at the rate of 10 percent and has a balance of $14,865. The second accrues interest at the rate of 7 percent and has a balance of $31,968.

On September 13, 2004 the Company entered into an agreement with Cordoba Corporation (owner of the surface rights) for the sale of the mineral and surface rights and subsequently, on September 29, 2004, accepted an offer to purchase said rights. The sale is scheduled to close within 30 days of the buyer’s completion of requested due diligence on the rights (60-day period). The due diligence is currently in process. This agreement will allow the Company to divest its rights in precious metals properties in Montana in return for cash and the assignment of future royalties back to the Company. The sale of these mineral rights will result in a capital gain to the Company, as the rights were previously written down as having no value. The proceeds of the sale will provide working capital for current and other biofuels projects and well as supporting the ongoing operations of the Company.

Standby Equity Distribution Agreement.  On October 13, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $25.0 million.  For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners LP will pay the Company 99% of, or a 1% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the five days immediately following the notice date. Cornell Capital Partners LP will retain 5% of each advance under the Standby Equity Distribution Agreement and received $500,000 worth of common stock of the Company as a fee under the Standby Equity Distribution Agreement. The Company’s ability to receive advances under the Standby Equity Distribution Agreement is subject to certain conditions, including an effective registration statement relating to the shares of common stock sold under the Standby Equity Distribution Agreement. The Company is also limited to $350,000 per weekly advance and $1,200,000 per 30 days. The Company also paid Newbridge Securities Corporation a fee equal to $10,000 of the Company’s common stock under a related Placement Agent Agreement.

Securities Purchase Agreement. On October 13, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000. The $750,000 will be disbursed as follows: (i) $450,000, within five days of the closing of all the transaction documents with Cornell Capital Partners, L.P., (ii) $150,000, within five days of the filing of a registration statement related to the shares issued under the Standby Equity Distribution Agreement and the convertible debentures, and (iii) the remaining $150,000, within five days of the registration statement being declared effective by the SEC. The second and third funding are conditioned upon the Company increasing its authorized shares of common stock to at least 250,000,000 shares.  The debentures are convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.  The assets of the Company secure the debentures.  The debentures have a three-year term and accrue interest at 5% per year.   Cornell Capital Partners, LP will receive 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each funds disbursement described above. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.

Material Commitments for Capital Expenditures - The Company has outstanding commitments for the purchase and installation of equipment and services incidental to completing the balance of plant construction at the Whitesides biogas facility. The Company also anticipates additional expenditures related to the design and construction of follow-on facilities of like kind. The primary source of funding will be outside capital raised through the Securities Purchase Agreement and Standby Equity Distribution Agreement with Cornell Capital Partners, LP.

Seasonal Changes -The Company’s operating revenue is generally not affected by seasonal changes.

RISK FACTORS

The Company’s current and primary focus is obtaining permits and developing favorable properties for alternative and renewable energy production, and providing the associated engineering design and construction management services required to support the construction and operation of related facilities, and cannot provide any guarantees of profitability at this time. The Company will continue to expand its engineering services base, “work for others” to generate additional revenue to augment working capital requirements in support of its alternative and renewable energy efforts. The realization of profits is dependent upon successful execution of new business opportunities and the design and construction of biogas production facilities and the development of other projects for renewable energy. The Company is dependent upon revenues generated from the sale of energy from Company-owned facilities and upon inducing larger companies and/or private investors to purchase other “turn-key” renewable energy generation and production facilities as the market expands. These projects when developed and depending on their success will be the future of the Company. The Company cannot give any reasonable assurance to their success.

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
- the timing, rescheduling or cancellation of engineering customer’s work orders;
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

Our performance will largely depend on our ability to develop and implement the anerobic digester and generate energy and gas for sale. We will respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis however, we cannot predict if we will be effective or succeed in the development of the biofuels and alternative energy markets. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to develop and operate in the biofuels market, our business, results of operations and financial condition could be materially adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)  There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that has materially affected or could materially affect these internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6.    EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Registrant's
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	November 15, 2004
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary and Treasurer	November 15, 2004
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and Vice-President, Secretary and Treasurer	November 15, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.

Date: November 15, 2004	By: /s/ Dr. Dennis D. Keiser, Chief Executive Officer & President

Date: November 15, 2004	By: /s/ Dr. Jacob D. Dustin, Vice President, Secretary, and Treasurer(Principal Financial Officer)

