Form 10QSB
period 2004-12-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2005-02-14
CIK 1083742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended December 31, 2004

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

136,106,900 shares of common stock, $0.005 par value per share, as of February 13, 2005.

Transitional Small Business Disclosure Format (check one): Yes __ No X

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item	2.	Management's Discussion and Analysis	11
		Results of Operations	11
		Capital Requirements	14
Item	3.	Controls and Procedures	17

Part II - OTHER INFORMATION

Item	1.	Legal Proceedings	18
Item	2.	Changes in Securities	18
Item	3.	Defaults Upon Senior Securities	18
Item	4.	Submission of Matters to a Vote of Security Holders	18
Item	5.	Other Information	18
Item	6.	Exhibits	19
		Signature Page	20
		Certifications	21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in whole dollars except per share amounts)
	December 31, 2004	June 30, 2004
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$196,767	$134,856
Receivables, net of allowance for doubtful
accounts of $0 and $0 respectively	84,067	195,352
Investments	--	17,794
Prepaid expenses	534,556	--
Other assets	5,349	3,986
Total current assets	820,739	351,988

Equipment, net	89,327	92,064
Construction in progress	854,368	273,996
Deferred debenture costs	127,525	--
Total Assets	$1,891,959	$718,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$154,283	$202,028
Accrued liabilities	144,035	81,295
Deferred compensation	98,763	138,962
Term loan	136,862	162,965
Long term debt - current portion	75,449	76,203
Total current liabilities	609,392	661,453

Long term debt	750,000	--
Total liabilities	1,359,392	661,453
Commitments and contingencies
Shareholders' equity:
Common stock, $.005 par value, 360,000,000 authorized, 135,414,943 and 112,216,953 shares issued and outstanding	646,997	531,084
Additional paid-in capital	5,107,560	4,253,050
Notes receivable - shareholders	(16,200)	(51,200)
Retained earnings (deficit)	(5,205,790)	(4,676,339)
Total shareholders' equity	532,567	56,595

Total Liabilities and Shareholders' Equity	$1,891,959	$718,048

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

($ in whole dollars except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2004 Unaudited	2003 Unaudited	2004 Unaudited	2003 Unaudited

Revenue	$58,870	$630,473	$147,773	$1,434,411
Direct operating costs	55,380	350,076	138,839	844,651

Gross profit	3,490	280,397	8,934	589,760
Selling, general and administrative expenses	275,213	264,227	511,600	497,173

Income (loss) from operations	(271,723)	16,170	(502,666)	92,586

Interest revenue	323	--	993
Interest expense	(11,883)	(7,551)	(15,034)	(14,186)
Disposition of assets	--	--	(12,744)	--

Net income (loss) before income taxes	(283,283)	8,619	(529,451)	78,397
Provision for income taxes (benefit)	--	--	--	24,422
Net (loss) income	$(283,283)	$8,619	$(529,451)	$53,975

Net income (loss) to common shareholders	$(283,283)	$8,619	$(529,451)	$53,975

Basic earnings (loss) per share	$(0.0023)	$.0001	$(0.0044)	$.0006

Diluted earnings per share	$--	$--	$--	$--

Dividends paid per common share	--	--	--	--

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in whole dollars except per share amounts)

	For the six months Ended December 31,
	2004 Unaudited	2003 Unaudited
Cash flows from operating activities:

Net income (loss)	$(529,451)	$53,975
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	2,737	4,966
Expenses in exchange for issuance of common stock	26,590	23,934
Changes in assets and liabilities:
Accounts receivable, net	111,285	(5,356)
Prepaids and other assets	(20,918)	(440)
Deferred tax asset	--	24,422
Accounts payable	(47,744)	(9,463)
Accrued liabilities	62,740	(46,394)
Deferred compensation	(40,200)	(14,303)

Net cash provided by (used by) operating activities	(434,962)	31,341

Cash flows from investing activities:

Sale of investments	17,794	--
Construction in progress	(580,372)	--
Purchase of office equipment	--	(27,785)
Net cash used by investing activities	(562,578)	(27,785)

Cash flows from financing activities:
Common stock proceeds	428,832	27,400
Note receivable for stock collected	--	6,900
Stock subscriptions	35,000	--
Issuance of debenture	750,000	--
Payments on line of credit / term loan	(26,102)	(18,344)
Deferred debenture costs	(127,524)	--
Increase on notes payable	(755)	3,740
Net cash used by financing activities	1,059,451	19,969

Increase (decrease) in cash and cash equivalents	61,911	23,252
Cash and cash equivalents at beginning of period	134,856	27,175
Cash and cash equivalents at end of period	$196,767	$50,427

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$2,120	$14,186
Non cash investing and financing transactions
Conversion of debenture to common stock	--	10,600
Common stock issued for services, prepaid assets and debt repayments	541,590	23,934

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

Customers

In 2004, the Company managed several engineering services contracts with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho, and with the Oak Ridge Associated Universities ("ORAU") based in Oak Ridge, Tennessee. These contracts generated the majority of the Company's revenue. Profits realized from this revenue were used to help develop the Biofuels business line. The Company expects to continue providing such supplemental engineering and technical services in the future, but with decreased emphasis on government contracts and increased emphasis on biofuels related engineering services for private clients.

Additionally, the Company is well into its major transition from being primarily a provider of engineering services to becoming a significant producer and distributor of biogas products and facilities. Its first facility is now operational and undergoing initial startup and testing evaluation. Biogas is being produced and commercial quantity production levels should be reached within the next quarter. The contract for a second facility has been signed and construction is expected to be underway by 4th quarter. This second facility will have 3 times the capacity of the first and revenue generation is expected by 4th quarter 2006. The Company will own both facilities and the initial customers for the gas produced will be a local natural gas utility and the Company's own natural gas vehicle fueling station. The construction of these first two biogas plants will stimulate orders for other dairy and cattle feeding operations in the area and increase demand for Company services to design, construct and operate other plants. The Company will retain the option to maintain an equity position in each facility built, thus adding to future revenue streams derived from sales of biogas products.

Note 3. Summary of Significant Accounting Policies

The significant accounting policies applied in the annual financial statements of the Company as of June 30, 2004, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements for the three months ended December 31, 2004 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2005.

Note 4. Stock Base Compensation

At the December 5, 2002 Annual Shareholder Meeting, the Company approved a stock-based employee compensation plan. The stock option plan allows officers, directors, employees and consultants of the Company to receive non-qualified and incentive stock options for a total of 25 million shares. In its October 28, 2004 Schedule 14A Proxy Filing, the Company presented a proposal to amend the compensation plan to increase the number of shares available by 15 million, making the total 40 million in the aggregate. However, the Board of Directors subsequently elected to withdraw that proposal and it was not presented for vote at the December 14, 2004 Annual Shareholder Meeting. The Company awarded no options during the quarter ended December 31, 2004. A total of 2,743,900 options were available for future option grants as of December 31, 2004.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Quarter Ended December 31,
	2004	2003

Net income / (loss)	$(529,451)	$$78,397

Deduct: Stock based employee
Compensation expense determined under fair value based method, net of tax		(254,620)

Pro forma net income / (loss)	$(529,451)	$(200,645)

Basic earnings per share as recorded	$(0.0023)	$.0006
Basic earnings per share pro forma	$(0.0023)	$(.0021)

Note 5. Earnings Per Common Share

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. The Company does not have any securities that would cause diluted earnings per share.

	(000's except per share amounts)		(000's except per share amounts)
	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net income / (loss)	$(283)	$9	$(529)	$54

Weighted average shares outstanding-
Common shares	124,408,645	97,530,584	119,716,031	97,530,584

Basic earnings per share	$(.0023)	$.0006	$(.0044)	$.001
Diluted earnings per share	$--	$--	$--	$--

Note 6. Equipment.

Equipment consists of the following as of December 31, 2004:

Computers and software	$41,032
Furniture	11,259
Other Equipment	1,525
Pumping Station	64,500
Vehicles	3,000
Subtotal	121,316
Less accumulated depreciation	(31,989)
Total Equipment, net	$89,327

During the quarter ended December 31, 2004 the Company continued work on certain alternative energy projects. These projects included the WOBF fueling station and the construction of the Whitesides anaerobic digester located at a 4,000-head dairy north of Rupert, Idaho. This digester will be used as the prototype facility to generate natural gas for sale as a renewable energy source of heat and power. From this prototype digester more information will become available for optimization of sizing, and equipment specification and selection to generate the maximum energy value. This will better enable the Company to determine the most effective business model for utilizing the gas produced - i.e. direct conversion to electricity and sale to local power company or direct distribution and sale as natural gas to local commercial and industrial users.

Note 7. Debt.

Term Loan

The Company had a term loan as of December 31, 2004 of which $136,862 was outstanding at December 31, 2004. The loan is in the form of a three-year note and bears a fixed 5.75% interest rate. The credit is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees of the loan: Dennis Keiser (President), Jacob Dustin (Vice President), Donald Kenoyer, and C. Scott Francis. As of December 31, 2004 the loan was in good standing.

 Shareholder Notes - The following shareholders who are also officers, employees or directors have personally lent money to the Company. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the Company: Mr. Kenoyer has made two loans to the company and as of December 31 2004, the total balance due him was $23,527. The first loan accrues interest at the rate of 10 percent and has a balance of $397. The second accrues interest at the rate of 7 percent and has a balance of $23,130. Mr. Dustin has also made two loans to the company and as of December 31 2004, the total balance due him was $45,748. The first loan accrues interest at the rate of 10 percent and has a balance of $15,239. The second accrues interest at the rate of 7 percent and has a balance of $30,509. The balance of the Loan amount is $6,174 for Reggie Hall.

Debenture Debt - On October 13, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000. The $750,000 was disbursed as follows: (i) $450,000 was paid October 22, 2004, which was contingent upon the closing of all the transaction documents with Cornell Capital Partners, L.P., and (ii) $300,000, was paid December 28, 2004, pursuant to the filing of a registration statement with the SEC related to the shares issued under the Standby Equity Distribution Agreement and the convertible debentures. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. Cornell Capital Partners, LP received 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each funds disbursement described above. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.

Note 8. New Accounting Pronouncements

None

Note 9. Going Concern Contingency.

The Company was not profitable in the second quarter of the fiscal year ending June 30, 2005 and incurred a significant loss of $283,283. The loss was primarily a result of the Company's focus on the Biofuels market and having construction in progress for the Biogas digester combined with the shortage of engineering services work. The Company's ability to continue as a Going Concern is dependent on ongoing operations, bringing the Whitesides Biofuels digester on line to generate revenue and be profitable, obtaining additional financing, and successfully concluding the sale of the existing mining rights. Management will continue its efforts in seeking new and additional engineering contracts, and is in the process of obtaining additional financing as well as completing the Whitesides Digester project. The Company has mitigated the Going Concern as a result of entering into the agreement with Cornell Capital as explained in Note 10 below. However, there can be no assurance that these plans will be successful.

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

On January 28, 2005, Intrepid Technology & Resources, Inc. (the "Company") entered into a Termination Agreement with Cornell Capital Partners, LP ("Cornell"), whereby that certain Standby Equity Distribution Agreement, dated October 13, 2004, and related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith were terminated.

Upon execution of the Termination Agreement, the Company entered into a new Standby Equity Distribution Agreement with Cornell on January 28, 2005. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $25.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell will pay the Company 99% of, or a 1% discount to, the lowest closing bid price of the common stock during the five consecutive trading period immediately following the notice date. Further, Cornell will retain a fee of 5% of each advance under the Standby Equity Distribution Agreement. Cornell's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $1,000,000 per weekly advance.

On January 28, 2005, the Company and Cornell terminated the Investor's Registration Rights Agreement entered into on October 13, 2004 with the Investor, which related to the Securities Purchase Agreement entered into on October 13, 2004 with the Investor.

Securities Purchase Agreement. On October 13, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000. The $750,000 was disbursed as follows: (i) $450,000 was paid October 22, 2004, which was contingent upon the closing of all the transaction documents with Cornell Capital Partners, L.P., and (ii) $300,000, was paid December 28, 2004, pursuant to the filing of a registration statement with the SEC related to the shares issued under the Standby Equity Distribution Agreement and the convertible debentures. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. Cornell Capital Partners, LP received 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each funds disbursement described above. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.

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

RESULTS OF OPERATIONS

Revenue

Revenue for the quarter ended December 31, 2004, decreased 91% to $58,670 compared to $630,473 for the same period of 2003. Revenue for the six months ended December 31, 2004 was $147,772 compared to $1,434,411 for the same six months ended December 31, 2003. This decrease for both the three and six months ended December 31, 2004 was mainly the result of the reduction in outside contracting by the INEEL and the Company's shifting of resources from engineering services to designing and building of Company-owned biogas facilities.

In fiscal year 2004, the Company's primary customers were Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho and Oak Ridge Associated Universities (ORAU). INEEL and ORAU both provided more than ten percent of the total revenue recognized by the Company in fiscal year 2004.

Direct Operating Costs

Direct operating costs for the three months ending December 31, 2004 and 2003, were $55,380 and $350,076 respectively, representing a 84% decrease. For the six months ended December 31, 2004 direct operating costs also declined 84% to $138,839 from $844,651 in 2003. The reason that direct operating costs decreased is due to the large drop in engineering services work and direct operating costs that paralleled this work. Additionally, the Company made further efforts to reduce direct costs by using less subcontracted services, eliminating certain rental fees, closing the Montana and Washington offices, making better use of supplies, and exercising better management of direct payroll costs.

Gross Profit

The Company had gross profit of $3,490 in the second quarter ended December 31, 2004 compared to $280,397 for the same quarter in 2003, representing a 99% decrease. Similarly, for the six months ended December 31, 2004 gross profit decreased by 98% to $8,934 compared to $589,760 for the same period in 2003. This decrease in gross profit is a result of the reduction in engineering service work and the Company also outsourced engineering service contracts by the INEEL. Also, in the 4th quarter of fiscal year 2004, the Company shifted its resources and capital into the design and construction of Company-owned biogas production facilities.

General Selling and Administrative Expenses

For the three months ended December 31, 2004 general selling and administrative expenses were $275,213 compared to $264,227 for the same quarter ended December 31, 2003. This 4% increase was the result of increased administrative expenses that were not covered by previous engineering services work. The Company also increased efforts in expanding the Biogas operations, which resulted in more administrative expenses. For the six months ended December 31, 2004, general selling and administrative expenses increased 3% to $511,600 compared to $497,173 for the same period of 2003.

Interest Revenue

For the three and six months ended December 31, 2004 the Company received $323 and $993 of interest income on investment capital. The Company had no interest revenue for 2003.

Interest Expense

For the three months ended December 31, 2004 the Company had interest expense of $11,883 compared to $7,551 for the same period ending December 31, 2003. For the six months ended December 31, 2004 the Company had interest expense of $15,034 compared to $14,186 for the same period ending December 31, 2003. The interest expense was for interest paid on the term loan and interest accrued on notes payable to officers and employees of the Company.

Net Income (Loss)

For the three months ended December 31, 2004 the Company had a net loss of $283,283 compared to net income of $8,619 for the same period ended December 31, 2003. For the six months ended December 31, 2004 the Company had a net loss of $529,451 compared to a net income of $53,975 for the same period ended December 31, 2003. In 2004, the Company eliminated a deferred tax asset and the selling general and administrative expenses were not offset by revenue that was seen from engineering services work in 2003. The Company has changed its focus to the Biogas industry and will not assume the same position as in the past for engineering services work.

MANAGEMENT'S PLAN OF OPERATION

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

The fundamental aspects of the Company's business model are:

•	Utilize cutting edge, but established, technology for the production of biogas from large animal operations
•	Utilize off-the-shelf equipment for clean-up of the biogas to meet pipeline-quality specifications and produce liquid products
•	Maintain equity positions on all biogas projects
•	Begin operations in known territory (Idaho), and expand into other western states as resources allow
•	Maximize the utilization of our public company status in the financing of our projects
•	Market biogas products to local gas utilities, industrial users, and transportation users
•	Team with experienced companies for the marketing and distribution of biogas products

DEVELOPMENT PLAN

Over the next four years, the Company plans to place 250,000 head of dairy and beef cattle into biogas production. The Company will design, construct and operate these facilities consistent with the business model parameters described above.

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

Whitesides Project. This 4,000-cow dairy located 8 miles northeast of Rupert, Idaho was chosen as the location for the first biogas facility. Construction of the initial phase (2 of 4 planned digester tanks) is complete and gas from the digester is currently being used to provide process heat to run the facility. The quantity of gas production continues to increase as the bacteria within the tanks mature and will further increase as additional tanks are brought on line, resulting in a commercial revenue/profit stream. This initial project serves four primary purposes:

1.	Establish the Company's credibility in the biogas industry
2.	Provide a "model home" for other dairymen to visit ("try before you buy")
3.
Provide a full-scale working facility with which the Company can continue to optimize performance and demonstrate/test new concepts for both enhanced gas production and alternative means of product use

4.	Initiate a modest revenue/profit stream

Westside Project. This project will be carried out in phases and will be anchored by a large dairy of 6,000 animals. It is anticipated that other dairies in the immediate vicinity will be joined in, resulting in an eventual combined size of 19,000 cows. These dairies, located west of Wendell Idaho, will be networked together via an underground gas collection/distribution pipeline system to route biogas to existing pipelines owned by the local gas utility. The first phase will be the construction of twelve digester tanks at the WestPoint dairy. The contract for this facility has been signed and construction should begin during 4th quarter. Once this "anchor dairy" is completed, follow-on digesters will be constructed at the surrounding dairies along with the connecting pipeline. The project serves the following purposes:

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

LNG Project. This project is being planned for siting on a very large 12,000-cow dairy located in a geographically isolated region but very close to a major gas utility transmission line and in close proximity to a large industrial user of propane - two ready-made customers for gas produced. The size of this operation is sufficient to economically justify production of Liquid Natural Gas (LNG), a product that it is imperative the Company gain first hand experience with in order to meet future market demands. The project serves the following purposes:

1.	Further expand the limits to which digesters can be scaled up
2.	Provide entry into the LNG production business
3.	Increase production from 23,000 to 35,000 head

Eastside Project. This project is in the organizing state and will be developed similarly to the Westside project, where multiple dairies will be connected to a pipeline that in turn will deliver gas to the local gas utility's pipeline. This Eastside grouping consists of several dairies totaling 18,000 head of cattle located east of Wendell, Idaho. Construction is planned for 2007 with operations beginning in the last quarter of 2007. The project serves the following purposes:

1.	Increase production from 35,000 to 53,000 head
2.	Build upon the Westside project approach and share support resources

Beef Feedlot Project. This project is envisioned as one that will be undertaken in partnership with a major beef feedlot agribusiness company. Given the differences in manure outputs between beef and dairy cattle and given that this is an open lot operation, the gas production capacity for this project is expected to be equivalent to an approximate 45,000-cow dairy. This large operation makes LNG the product of choice because of the higher margins of LNG over pipeline gas. Construction is estimated to begin in late 2006 and the facility will become operational the first quarter of 2008. The project serves the following purposes:

1.	Increase production from 53,000 to 198,000 head
2.	Provide entry into feedlots for a source of waste manure;
3.	Team the Company with an international agribusiness partner
4.	Allow expansion into other significant feedlots outside of Idaho

Export Project. As the above projects begin to attract greater national attention due both to their size and their operational flexibility and efficiency, we expect there will be considerable opportunity to export our system to other regions of the country where conditions favor our business model. The Company anticipates taking advantage of those opportunities beginning late in 2007 or early 2008. Potential also exists to export the Company's feedlot biogas facilities to other states. The Export Project serves the following purposes:

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

At the present time the Company does not anticipate paying dividends, cash or otherwise, on it's Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. The Company's main focus is now in the biofuels market, specifically the production of biogas. The Company has made two acquisitions for the vertical integration of the business and the ability to have a ready available access to sell the gas production into the market place. The Company believes that it has also taken the proper steps to sell certain assets including the mining and mineral rights of the Garnett mine in Montana to provide working capital to see the production through to completion. The Company is currently seeking other investment capital to support the existing and ongoing operations of the Company and these projects.

CAPITAL RESOURCES AND LIQUIDITY

The Company has made reasonable efforts to meet cash flow demands from ongoing operations and has somewhat improved its capital position over that of one year ago. The Company finished the second quarter ending December 31, 2004 with cash available of $196,767 compared to $134,856 at June 30, 2004 and $50,427 for the same period of 2003. The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock. The Company is currently in the process of a secondary offering and has filed an SB-2 registration with the U.S. Securities and Exchange Commission. The impact of the SB-2 registration cannot be said with certainty but should provide the Company with additional funding to assist in the Biogas production facility that is shown on the balance sheet as Construction in Progress. Please refer to the discussion below for the Standby Equity Distribution Agreement and Securities Purchase Agreement.

As of December 31, 2004, the Company had positive working capital of $211,347 compared to a deficit of $309,465 for the year ending June 30, 2004 a working capital deficit of $333,868 for the same period ending December 31, 2003. The current ratio at December 31, 2004 was: 1.35:1 and .53:1 at June 30, 2004 and .58:1 at December 31, 2003. This change in working capital is mainly attributed to $534,556 of prepaid expenses. These prepaid expenses all relate to the prepayments towards the Standby Equity Agreement that will be offset against future draws on the equity line.

The Company had a term loan with a fixed rate of 5.75% as of December 31, 2004 the balance was $136,862.  The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of December 31, 2004, the loan was in good standing, and as of the date of this filing the term loan is also in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: Mr. Kenoyer has made two loans to the company and as of December 31 2004, the total balance due him was $23,527. The first loan accrues interest at the rate of 10 percent and has a balance of $397. The second accrues interest at the rate of 7 percent and has a balance of $23,130. Mr. Dustin has also made two loans to the company and as of December 31 2004, the total balance due him was $45748. The first loan accrues interest at the rate of 10 percent and has a balance of $15,239. The second accrues interest at the rate of 7 percent and has a balance of $30,509.

During the six months ended December 31, 2004, the Company used $562,578 by investing activities, compared to $27,785 used in the year earlier period. In 2004, the Company received $17,794 from the sale of investments and expended $580,372 for construction in progress.  In the 2003 period, the Company expended $27,758 for the purchase of office equipment.

During the six months ended December 31, 2004, financing activities provided $1,059,451 in net cash, consisting of $428,832 from the sale of common stock, $35.00 form the net change of stock subscriptions, $750,000 from debenture sales, offset in part by $26,102 of payments on a line of credit and term loans, $127,524 of deferred debenture costs, and $755 in decrease of notes payable.  In the comparable period for 2003, the Company had $19,969 of net cash provided by financing activities, which consisted of $27,400 in proceeds from stock sales, $6,900 in note receivable from stock collected and $3,740 increase in notes payable, offset in part by $18,344 payments on a line or credit term loan.

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

On January 28, 2005, Intrepid Technology & Resources, Inc. (the "Company") entered into a Termination Agreement with Cornell Capital Partners, LP ("Cornell"), whereby that certain Standby Equity Distribution Agreement, dated October 13, 2004, and related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith were terminated.

Upon execution of the Termination Agreement, the Company entered into a new Standby Equity Distribution Agreement with Cornell on January 28, 2005. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $25.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell will pay the Company 99% of, or a 1% discount to, the lowest closing bid price of the common stock during the five consecutive trading period immediately following the notice date. Further, Cornell will retain a fee of 5% of each advance under the Standby Equity Distribution Agreement. Cornell's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $1,000,000 per weekly advance.

On January 28, 2005, the Company and Cornell terminated the Investor's Registration Rights Agreement entered into on October 13, 2004 with the Investor, which related to the Securities Purchase Agreement entered into on October 13, 2004 with the Investor.

Securities Purchase Agreement. On October 13, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000. The $750,000 was disbursed as follows: (i) $450,000 was paid October 22, 2004, which was contingent upon the closing of all the transaction documents with Cornell Capital Partners, L.P., and (ii) $300,000, was paid December 28, 2004, pursuant to the filing of a registration statement with the SEC related to the shares issued under the Standby Equity Distribution Agreement and the convertible debentures. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. Cornell Capital Partners, LP received 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each funds disbursement described above. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.

On January 28, 2005, the Company and Cornell Capital Partners terminated the Investor's Registration Rights Agreement entered into on October 13, 2004 with the Cornell Capital Partners, which related to the Securities Purchase Agreement entered into on October 13, 2004 with the Cornell Capital Partners.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on December 14, 2004. On the record date of October 29, 2004 there were 120,366,819 shares of common voting stock. At the meeting, D. Lynn Smith, William R. Myers, Michael F. LaFleur, Dennis D. Keiser, and Jacob D. Dustin were elected to serve as directors of the Company for the next year, the proposal to amend the Certificate of Incorporation to increase the authorized Common Stock to 350,000,000 shares was approved, and the appointment of Eide Bailly, LLP, formerly Balukoff Lindstrom & Co., P.A as independent public accountants for the year ending June 30, 2005 was ratified. Before the annual meeting the Board of Directors agreed to withdraw the proposal #3 to increase the number of options available for grant.

The voting on such items was as follows:

Election of Directors

Director's Name	For	Against	Withheld Authority
Dennis D. Keiser	62,009,301	8,363,741	37,525
Jacob D. Dustin	66,950,103	4,660,939	37,525
Michael F. LaFleur	50,460,934	19,197,108	752,525
William R. Myers	50,460,934	19,197,108	752,525
D. Lynn Smith	65,899,103	4,996,939	752,525

(2) The proposal to amend the Certificate of Incorporation:

For	Against	Withheld Authority
66,072,004	8,038,363	858,700

(4) Ratify Appointment of Independent Auditors of Eide Bailly LLP.

For	Against	Withheld Authority
71,044,765	214,200	3,710,102

Approximately 62% of the total voting shares were voted.

ITEM 5. OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Registrant's
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	February 14, 2004
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary and Treasurer	February 14, 2004
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and Vice-President, Secretary and Treasurer	February 14, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: February 14, 2004	By:	/s/ Dr. Dennis D. Keiser
Dr. Dennis D. Keiser
Title: Chief Executive Officer & President

Date: February 14, 2004	By:	/s/ Dr. Jacob D. Dustin
Dr. Jacob D. Dustin
Title: Vice President, Secretary, and Treasurer