Form 10QSB/A
period 2004-12-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2005-03-10
CIK 1083742

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

EXPLANATION OF AMENDMENT

Registrant received a comment letter from the U.S. Securities and Exchange Commission dated March 4, 2005 requesting changes to Items 307, 308 (c), and 601 of Regulation SB. This amendment corrects those and other minor changes as needed including note 10.

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

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in whole dollars except per share amounts)
	For the six months Ended December 31,
	2004 Unaudited	2003 Unaudited
Cash flows from operating activities:

Net income (loss)	$(529,451)	$53,975
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	2,737	4,966
Expenses in exchange for issuance of common stock	26,590	23,934
Changes in assets and liabilities:
Accounts receivable, net	111,285	(5,356)
Prepaids and other assets	(20,918)	(440)
Deferred tax asset	--	24,422
Accounts payable	(47,744)	(9,463)
Accrued liabilities	62,740	(46,394)
Deferred compensation	(40,200)	(14,303)

Net cash provided by (used by) operating activities	(434,962)	31,341

Cash flows from investing activities:

Sale of investments	17,794	--
Construction in progress	(580,372)	--
Purchase of office equipment	--	(27,785)
Net cash used by investing activities	(562,578)	(27,785)

Cash flows from financing activities:
Common stock proceeds	428,832	27,400
Note receivable for stock collected	--	6,900
Stock subscriptions	35,000	--
Issuance of debenture	750,000	--
Payments on line of credit / term loan	(26,102)	(18,344)
Deferred debenture costs	(127,524)	--
Increase on notes payable	(755)	3,740
Net cash provided by financing activities	1,059,451	19,969

Increase (decrease) in cash and cash equivalents	61,911	23,252
Cash and cash equivalents at beginning of period	134,856	27,175
Cash and cash equivalents at end of period	$196,767	$50,427

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$2,120	$14,186
Non cash investing and financing transactions
Conversion of debenture to common stock	--	10,600
Common stock issued for services, prepaid assets and debt repayments	541,590	23,934
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

Note 2. Description of Business

Intrepid Technology & Resources, Inc. and Subsidiaries, (the “Company”), (an Idaho corporation), is a biofuels renewable and alternative energy development and operating company with strengths in engineering and technology. While the Company’s primary source of current revenue has been the sale of engineering services to a variety of clients, it is posturing itself for a primary business purpose of developing, constructing, and operating a portfolio of projects in the Renewable and Alternative Energy sector, with a special emphasis on production of biofuels - particularly, biogas (methane), ethanol, biodiesel and, eventually, hydrogen. The Company’s strategy is to provide the overall technical and integration management for planning, coordinating, developing, operating and implementing such projects. The Company’s initial emphasis is on establishing several complexes in the Southern Idaho region and then expanding to other locations within Idaho and the Western United States. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of those customers. It maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit losses, when realized, have been within the range of the Company’s expectations and, historically, have not been significant.

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

Additionally, the Company is well into its major transition from being primarily a provider of engineering services to becoming a producer and distributor of biogas products and facilities. Its first facility is now operational and undergoing initial startup and testing evaluation. Biogas is being produced and commercial quantity production levels should be reached within the next quarter. The contract for a second facility has been signed and construction is expected to be underway by 4th quarter. This second facility will have 3 times the capacity of the first and revenue generation is expected by 4th quarter 2006. The Company will own both facilities and the initial customers for the gas produced will be a local natural gas utility and the Company’s own natural gas vehicle fueling station. Management expects that the construction of these first two biogas plants will stimulate orders for other diary and cattle feeding operations in the area and increase demand for Company’s services to design, construct and operate other plants. The Company will retain the option to maintain an equity position in each facility built, thus adding to future revenue streams derived from sales of biogas products.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Quarter Ended December 31,
	2004	2003

Net income / (loss)	$(529,451)	$$78,397

Deduct: Stock based employee
Compensation expense determined under fair value based method, net of tax	- -	(254,620)

Pro forma net income / (loss)	$(529,451)	$(200,645)

Basic earnings per share as recorded	$(0.0023)	$.0006
Basic earnings per share pro forma	$(0.0023)	$(.0021)

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

Debenture Debt - On October 13, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000. The $750,000 was disbursed as follows: (i) $450,000 was paid October 22, 2004, and (ii) $300,000, was paid December 28, 2004, upon the filing of a registration statement with the SEC related to the shares issued under the Standby Equity Distribution Agreement as described below and the convertible debentures. The debentures are convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. Cornell Capital Partners, LP received 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each funds disbursement described above. At maturity if not repaid, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.

Note 8. New Accounting Pronouncements

None

Note 9. Going Concern Contingency.

The Company was not profitable in the second quarter of the fiscal year ending June 30, 2005 and incurred a significant loss of $283,283. The loss was primarily a result of the Company's focus on the Biofuels market and having construction in progress for the Biogas digester combined with the shortage of engineering services work. The Company's ability to continue as a Going Concern is dependent on ongoing operations, bringing the Whitesides Biofuels digester on line to generate revenue and be profitable, obtaining additional financing, and successfully concluding the sale of the existing mining rights. Management will continue its efforts in seeking new and additional engineering contracts, and is in the process of obtaining additional financing as well as completing the Whitesides Digester project. The Company has mitigated the Going Concern as a result of entering into the agreement with Cornell Capital as explained in Note 10 below. However, these plans may not be successful.

Note 10. Subsequent Events.

Standby Equity Distribution Agreement.  On October 13, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company could have, at its discretion, periodically sold to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $25.0 million.  For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners LP would have paid the Company 99% of, or a 1% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the five days immediately following the notice date. Cornell Capital Partners LP would have retained 5% of each advance under the Standby Equity Distribution Agreement and received $500,000 worth of common stock of the Company as a fee under the Standby Equity Distribution Agreement.

On January 28, 2005, the Company entered into a Termination Agreement with Cornell Capital Partners, whereby the Standby Equity Distribution Agreement, dated October 13, 2004, and related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith were terminated.

On March 10, 2005, the Company entered into a Termination Agreement with Cornell Capital Partners, whereby the Standby Equity Distribution Agreement, dated January 28, 2005, and related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith were terminated.

Upon execution of the Termination Agreement dated March 10, 2005, the Company entered into a new Standby Equity Distribution Agreement with Cornell Capital Partners on March 10, 2005. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $25.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 99% of, or a 1% discount to, the lowest closing bid price of the common stock during the five consecutive trading period immediately following the notice date. Further, Cornell Capital Partners will retain a fee of 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners’ obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $350,000 per weekly advance.

On January 28, 2005, the Company and Cornell Capital Partners terminated the Investor's Registration Rights Agreement entered into on October 13, 2004 with the Cornell Capital Partners, which related to the Securities Purchase Agreement entered into on October 13, 2004 with the Cornell Capital Partners, as described in Note 7 above.

On March 10, 2005, the Company and Cornell Capital Partners terminated the Securities Purchase Agreement entered into on October 13, 2004 with Cornell Capital Partners, and the related Convertible Debentures, Security Agreement, Escrow Agreement and Irrevocable Transfer Agent Instructions of even date therewith were terminated.

Upon execution of the Termination Agreement, the Company entered into a new Securities Purchase Agreement with Cornell Capital Partners on March 10, 2005. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners in the original principal amount of $750,000. The debentures are convertible at the holder’s option any time up to maturity at a fixed conversion price equal to $0.055 (the “Fixed Price”). The debentures are secured by the assets of the Company.  The debentures have a three-year term and accrue interest at 5% per year.   Cornell Capital Partners received 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon the funding of the convertible debentures. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the Fixed Price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes filed thereto on Form 10-KSB with the U.S. Securities and Exchange Commission for the year ending June 30, 2004.

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

General Selling and Administrative Expenses

For the three months ended December 31, 2004, general, selling and administrative expenses were $275,213 compared to $264,227 for the same quarter ended December 31, 2003. This 4% increase was the result of increased administrative expenses that were not covered by previous engineering services work. The Company also increased efforts in expanding the Biogas operations, which resulted in more administrative expenses. For the six months ended December 31, 2004, general selling and administrative expenses increased 3% to $511,600 compared to $497,173 for the same period of 2003.

Interest Revenue

For the three and six months ended December 31, 2004, the Company received $323 and $993 of interest income on investment capital. The Company had no interest revenue for 2003.

Interest Expense

For the three months ended December 31, 2004, the Company had interest expense of $11,883 compared to $7,551 for the same period ending December 31, 2003. For the six months ended December 31, 2004 the Company had interest expense of $15,034 compared to $14,186 for the same period ending December 31, 2003. The interest expense was for interest paid on the term loan and interest accrued on notes payable to officers and employees of the Company.

Net Income (Loss)

For the three months ended December 31, 2004, the Company had a net loss of $283,283 compared to net income of $8,619 for the same period ended December 31, 2003. For the six months ended December 31, 2004 the Company had a net loss of $529,451 compared to a net income of $53,975 for the same period ended December 31, 2003. In 2004, the Company eliminated a deferred tax asset and the selling general and administrative expenses were not offset by revenue that was seen from engineering services work in 2003. The Company has changed its focus to the Biogas industry and it is unlikely to receive comparable revenue for engineering services going forward.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company has made reasonable efforts to meet cash flow demands from ongoing operations and has somewhat improved its capital position over that of one year ago. The Company finished the second quarter ending December 31, 2004 with cash available of $196,767 compared to $134,856 at June 30, 2004 and $50,427 for the same period of 2003. The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock. The Company has filed an SB-2 registration with the U.S. Securities and Exchange Commission related in part to the Standby Equity Distibution Agreement. The impact of the SB-2 registration cannot be said with certainty but the Company plans to use any additional funding to assist in the Biogas production facility that is shown on the balance sheet as Construction in Progress.

As of December 31, 2004, the Company had positive working capital of $211,347 compared to a deficit of $309,465 for the year ending June 30, 2004 and a working capital deficit of $333,868 for the same period ending December 31, 2003. The current ratio at December 31, 2004 was: 1.35:1 and .53:1 at June 30, 2004 and .58:1 at December 31, 2003. This change in working capital is mainly attributed to $534,556 of prepaid expenses. These prepaid expenses all relate to the prepayments towards the Standby Equity Agreement that will be offset against future draws on the equity line.

The Company had a term loan with a fixed rate of 5.75% as of December 31, 2004 the balance was $136,862.  The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of December 31, 2004, the loan was in good standing, and as of the date of this filing the term loan is also in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: Mr. Kenoyer has made two loans to the company and as of December 31 2004, the total balance due him was $23,527. The first loan accrues interest at the rate of 10 percent and has a balance of $397. The second accrues interest at the rate of 7 percent and has a balance of $23,130. Mr. Dustin has also made two loans to the company and as of December 31 2004, the total balance due him was $45748. The first loan accrues interest at the rate of 10 percent and has a balance of $15,239. The second accrues interest at the rate of 7 percent and has a balance of $30,509. The balance of the loan amount is $6,174 to Reggie Hall.

During the six months ended December 31, 2004, the Company used net cash of $434,962 for operating activities, compared to $31,341 of net cash provided by operating activities for the 2003 period. The increase of cash used by operating activities is mainly result of the Company’s $529,451 net loss in the 2004 period.

During the six months ended December 31, 2004, the Company used $562,578 by investing activities, compared to $27,785 used in the year earlier period. In 2004, the Company received $17,794 from the sale of investments and expended $580,372 for construction in progress. In the 2003 period, the Company expended $27,785 for the purchase of office equipment.

During the six months ended December 31, 2004, financing activities provided $1,059,451 in net cash, consisting of $428,832 from the sale of common stock, $35,00 from the net change of stock subscriptions, $750,000 from debenture sales, offset in part by $26,102 of payments on a line of credit and term loans, $127,524 of deferred debenture costs, and $755 in decrease of notes payable. In the comparable period for 2003, the Company had $19,969 of net cash provided by financing activities, which consisted of $27,400 in proceeds from stock sales, $6,900 in note receivable from stock collected and $3,740 increase in notes payable, offset in part by $18,344 payments on a line or credit and term loan.

Standby Equity Distribution Agreement. On October 13, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company could have, at its discretion, periodically sold to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $25.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners LP would have paid the Company 99% of, or a 1% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. Cornell Capital Partners LP would have retained 5% of each advance under the Standby Equity Distribution Agreement and received $500,000 worth of common stock of the Company as a fee under the Standby Equity Distribution Agreement.

On January 28, 2005, the Company entered into a Termination Agreement with Cornell Capital Partners, whereby the Standby Equity Distribution Agreement, dated October 13, 2004, and related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith were terminated.

Upon execution of the Termination Agreement, the Company entered into a new Standby Equity Distribution Agreement with Cornell Capital Partners on January 28, 2005. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $25.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 99% of, or a 1% discount to, the lowest closing bid price of the common stock during the five consecutive trading period immediately following the notice date. Further, Cornell will retain a fee of 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners’ obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $1,000,000 per weekly advance.The Company has filed the related registration statement, which is currently being reviewed by the Securities and Exchange Commission. The Company may not be able to obtain funds under the Standby Equity Distribution Agreement or obtain sufficient amounts to satisfy the Company’s working capital or other needs.

Securities Purchase Agreement. On October 13, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners, in the original principal amount of $750,000. The $750,000 was disbursed as follows: (i) $450,000 was paid October 22, 2004, which was contingent upon the closing of all the transaction documents with Cornell Capital Partners, and (ii) $300,000, was paid December 28, 2004, pursuant to the filing of a registration statement with the SEC related to the shares issued under the Standby Equity Distribution Agreement and the convertible debentures. The debentures are convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. Cornell Capital Partners, LP received 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each funds disbursement described above. At maturity if not repaid, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.

On January 28, 2005, the Company and Cornell Capital Partners terminated the Investor's Registration Rights Agreement entered into on October 13, 2004 with the Cornell Capital Partners, which related to the Securities Purchase Agreement entered into on October 13, 2004 with the Cornell Capital Partners.

Material Commitments for Capital Expenditures - The Company has outstanding commitments for the purchase and installation of equipment and services incidental to completing the balance of plant construction at the Whitesides biogas facility. The Company also anticipates additional expenditures related to the design and construction of follow-on facilities of like kind. The primary source of funding will be outside capital.

Seasonal Changes -The Company's operating revenue is generally not affected by seasonal changes.

RISK FACTORS

The Company's current and primary focus is obtaining permits and developing favorable properties for alternative and renewable energy production, and providing the associated engineering design and construction management services required to support the construction and operation of related facilities, and cannot provide any guarantees of profitability at this time. The Company will continue to expand its engineering services base, "work for others" to generate additional revenue to augment working capital requirements in support of its alternative and renewable energy efforts. The realization of profits is dependent upon successful execution of new business opportunities and the development of prototype digester models and implementation of the digester project for renewable energy. The Company is dependent upon inducing larger companies or private investors to purchase these "turn-key" alternative renewable energy generation and production facilities. These projects when developed and depending on their success will be the future of the Company. The Company may not be successful in these efforts.

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

Our performance will largely depend on our ability to develop and implement the anaerobic digester and generate energy and gas to sale. We intend to respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis however, we cannot predict if we will be effective or succeed in the development of the biofuels and alternative energy markets. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to develop and operate in the biofuels market, our business, results of operations and financial condition could be materially adversely affected.

If we need additional financing, we may not be able to raise further financing or it may only be available on terms unfavorable to us or to our stockholders.

Available cash resources may not be sufficient to meet our anticipated working capital and capital expenditure requirements, if the anaerobic digester does not produce revenue for at least 12 months. It may become necessary to raise additional funds to respond to business contingencies, which could include the need to:

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) There have been no changes in our internal controls over financial reporting that has materially affected or could materially affect these internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on December 14, 2004. On the record date of October 29, 2004, there were 120,366,819 shares of common voting stock. At the meeting, D. Lynn Smith, William R. Myers, Michael F. LaFleur, Dennis D. Keiser, and Jacob D. Dustin were elected to serve as directors of the Company for the next year, the proposal to amend the Certificate of Incorporation to increase the authorized Common Stock to 350,000,000 shares was approved, and the appointment of Eide Bailly, LLP, formerly Balukoff Lindstrom & Co., P.A as independent public accountants for the year ending June 30, 2005 was ratified. Before the annual meeting the Board of Directors agreed to withdraw the proposal #3 to increase the number of options available for grant.

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

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: March 10, 2005	By:	/s/ Dr. Dennis D. Keiser
Dr. Dennis D. Keiser
Title: Chief Executive Officer & President

Date: March 10, 2005	By:	/s/ Dr. Jacob D. Dustin
Dr. Jacob D. Dustin
Title: Vice President, Secretary, and Treasurer