Form 10QSB/A
period 2004-12-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2005-04-15
CIK 1083742

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

Explanation of Amendment
To correct the date on the certification under 18 U.S.C. SECTION 1350, Exhibit 32.

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

The voting on such items was as follows:

Election of Directors

Director's Name	For	Against	Withheld Authority
Dennis D. Keiser	62,009,301	8,363,741	37,525
Jacob D. Dustin	66,950,103	4,660,939	37,525
Michael F. LaFleur	50,460,934	19,197,108	752,525
William R. Myers	50,460,934	19,197,108	752,525
D. Lynn Smith	65,899,103	4,996,939	752,525

(2) The proposal to amend the Certificate of Incorporation:

For	Against	Withheld Authority
66,072,004	8,038,363	858,700

(4) Ratify Appointment of Independent Auditors of Eide Bailly LLP.

For	Against	Withheld Authority
71,044,765	214,200	3,710,102

Approximately 62% of the total voting shares were voted.

ITEM 5. OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Registrant's
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	provided herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary and Treasurer	provided herewith
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and Vice-President, Secretary and Treasurer	provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: April 15, 2005	By:	/s/ Dr. Dennis D. Keiser
Dr. Dennis D. Keiser
Title: Chief Executive Officer & President

Date: April 15, 2005	By:	/s/ Dr. Jacob D. Dustin
Dr. Jacob D. Dustin
Title: Vice President, Secretary, and Treasurer