Form 10QSB
period 2005-03-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2005-05-13
CIK 1083742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2005

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----    -----

                        Commission file number: 000-30065

            INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
            -------------------------------------------------------
             (exact name of registrant as specified in its charter)


IDAHO                                                                 82-0230842

(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


                          501 West Broadway, Suite 200,
                            Idaho Falls, Idaho 82304
                    (Address of principal executive offices)

                                 (208) 529-5337
                           (Issuer's telephone number)

                                      IDAHO
                                      -----
         (State or other jurisdiction of incorporation or organization)
               Registrant's telephone number, including area code:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
148,679,745 shares of common stock, $0.005 par value per share, as of May 13, 2005.

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item   1.  Financial Statements
           Balance Sheets . . . . . . . . . . . . . . . . . . . . .       3
           Statements of Operations . . . . . . . . . . . . . . . .       4
           Statements of Cash Flows . . . . . . . . . . . . . . . .       5
           Notes to Unaudited Financial Statements. . . . . . . . .       6

Item   2.  Management's Discussion and Analysis . . . . . . . . . .      11
           Results of Operations. . . . . . . . . . . . . . . . . .      11
           Capital Requirements . . . . . . . . . . . . . . . . . .      14
Item   3.  Controls and Procedures. . . . . . . . . . . . . . . . .      17


                          PART II - OTHER INFORMATION

Item   1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .      19
Item   2.  Changes in Securities. . . . . . . . . . . . . . . . . .      19
Item   3.  Defaults Upon Senior Securities. . . . . . . . . . . . .      19
Item   4.  Submission of Matters to a Vote of Security Holders. . .      19
Item   5.  Other Information. . . . . . . . . . . . . . . . . . . .      19
Item   6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . .      19
           Signature Page . . . . . . . . . . . . . . . . . . . . .      20
           Certifications . . . . . . . . . . . . . . . . . . . . .      21

                         PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                            ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                             MARCH 31,     JUNE 30,
                                                                               2005          2004
                                                                            UNAUDITED      AUDITED
                                                                           ------------  ------------
ASSETS
Current Assets:
  Cash                                                                     $    10,565   $   134,856
  Receivables, net of allowance for doubtful
    accounts of $0 and $0 respectively                                          49,697       195,352
  Investments                                                                       --        17,794
  Prepaid expenses                                                             534,556            --
  Other assets                                                                   5,186         3,986
                                                                           ------------  ------------
      Total current assets                                                     600,004       351,988

Equipment, net                                                                  83,853        92,064
Construction in progress                                                       934,622       273,996
Issuance costs, net accumulated amortization $15,182                           112,342            --
                                                                           ------------  ------------
      Total Assets                                                         $ 1,730,821   $   718,048
                                                                           ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $   203,049   $   202,028
  Accrued liabilities                                                          172,867        81,295
  Deferred compensation                                                         98,763       138,962
  Term loan                                                                    123,221       162,965
  Long term debt - current portion                                              77,094        76,203
                                                                           ------------  ------------
      Total current liabilities                                                674,994       661,453

Long term debt                                                                 750,000            --
                                                                           ------------  ------------
      Total liabilities                                                      1,424,994       661,453
Commitments and contingencies
Shareholders' equity:
  Common stock, $.005 par value, 360,000,000 authorized, 138,207,435 and
112,216,953 shares issued and outstanding                                      661,209       531,084
  Additional paid-in capital                                                 5,232,620     4,253,050
  Notes receivable - shareholders                                              (16,200)      (51,200)
  Retained earnings (deficit)                                               (5,571,802)   (4,676,339)
                                                                           ------------  ------------
      Total shareholders' equity                                               305,827        56,595
                                                                           ------------  ------------

Total Liabilities and Shareholders' Equity                                 $ 1,730,821   $   718,048
                                                                           ============  ============


The accompanying notes are an integral part of these financial statements.

                                 INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                      ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                   For the Three Months Ended             For the Nine Months Ended
                                                            March 31,                             March 31,
                                                     2005               2004               2005               2004
                                               -----------------  -----------------  -----------------  -----------------
                                                   UNAUDITED          Unaudited          UNAUDITED          Unaudited
                                               -----------------  -----------------  -----------------  -----------------

Revenue                                        $         39,287   $        414,987   $        187,060   $      1,849,398
Direct operating costs                                   46,565            288,956            185,403          1,133,607
                                               -----------------  -----------------  -----------------  -----------------

Gross profit (loss)                                      (7,278)           126,031              1,657            715,791
Selling, general and administrative expenses            355,136            223,546            866,736            720,719
                                               -----------------  -----------------  -----------------  -----------------

Loss from operations                                   (362,414)           (97,515)          (865,079)            (4,928)

Interest revenue                                              1                333                993                333
Interest expense                                         (3,599)            (5,117)           (18,633)           (19,304)
Disposition of assets                                        --                 --            (12,744)                --
                                               -----------------  -----------------  -----------------  -----------------


Net income (loss) before income taxes                  (366,012)          (102,299)          (895,463)           (23,899)
Provision for income taxes (benefit)                         --            (32,788)                --             (8,366)
                                               -----------------  -----------------  -----------------  -----------------
Net loss                                       $       (366,012)  $        (69,511)  $       (895,463)  $        (15,533)
                                               =================  =================  =================  =================

Net loss to common shareholders                $       (366,012)  $        (69,511)  $       (895,463)  $        (15,533)
                                               =================  =================  =================  =================

Basic earnings (loss) per share                $        (0.0027)  $         (.0007)  $         (0.007)  $        (.00012)
                                               =================  =================  =================  =================

Diluted earnings per share                     $        (0.0027)  $             --   $         (0.007)  $             --
                                               =================  =================  =================  =================

Dividends paid per common share                $             --   $             --   $             --   $             --
                                               =================  =================  =================  =================


The accompanying notes are an integral part of these financial statements

                                INTREPID TECHNOLOGY & RESOURCES, INC., AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     ($ IN WHOLE DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                For the nine months Ended March 31,
                                                                                   2005                   2004
                                                                           ---------------------  ---------------------
                                                                                 UNAUDITED              Unaudited
                                                                           ---------------------  ---------------------
Cash flows from operating activities:
  Net income (loss)                                                        $           (895,463)  $            (15,533)
  Adjustments to reconcile net loss to net cash provided by  (used by)
operating activities:
    Depreciation and amortization                                                        23,393                  7,445
    Expenses in exchange for issuance of common stock                                    72,023                 55,813
Changes in assets and liabilities:
    Accounts receivable, net                                                            145,655                195,018
    Investments                                                                          17,794                  5,000
    Prepaids and other assets                                                           (20,757)                    --
    Deferred tax asset                                                                       --                 (8,366)
    Accounts payable                                                                      1,021               (100,108)
    Accrued liabilities                                                                  91,572                (77,247)
    Deferred compensation                                                               (40,199)               (54,269)
                                                                           ---------------------  ---------------------

Net cash provided by (used by) operating activities                                    (604,961)                 7,753

Cash flows from investing activities:
    Construction in progress                                                           (660,625)                    --
    Purchase of office equipment                                                             --                (76,626)
                                                                           ---------------------  ---------------------
Net cash used by investing activities                                                  (660,625)               (76,626)

Cash flows from financing activities:
    Common stock proceeds                                                               522,672                376,194
    Note receivable for stock collected                                                  35,000                 20,700
    Debenture issuance                                                                  750,000                     --
    Payments on line of credit / term loan                                              (39,744)               (27,664)
    Deferred debenture costs                                                           (127,524)
    Increase on notes payable                                                               891                  4,767
                                                                           ---------------------  ---------------------
Net cash provided by financing activities                                             1,141,295                373,997
                                                                           ---------------------  ---------------------

Increase (decrease) in cash and cash equivalents                                       (124,291)               305,124
Cash and cash equivalents at beginning of period                                        134,856                 27,175
                                                                           ---------------------  ---------------------
Cash and cash equivalents at end of period                                 $             10,565   $            332,299
                                                                           =====================  =====================

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest paid                                                          $              1,834   $              1,834
Non cash investing and financing transactions
    Common stock issued for services, prepaid assets and debt repayments   $            587,023                 65,813


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

Note 2.   Description of Business

Intrepid Technology & Resources, Inc. and Subsidiaries, (the "Company"), an Idaho corporation, is a biofuels renewable and alternative energy development and operating company with strengths in engineering and technology. While the Company's primary source of current revenue has been the sale of engineering services to a variety of clients, it is posturing itself for a primary business purpose of developing, constructing, and operating a portfolio of projects in the Renewable and Alternative Energy sector, with a special emphasis on production of biofuels - particularly, biogas (methane), ethanol, biodiesel and, eventually, hydrogen. The Company's strategy is to provide the overall technical and integration management for planning, developing, operating and, in some cases, owning such projects. The Company's initial emphasis is on establishing several complexes in the Southern Idaho region and then expanding to other locations within Idaho and the Western United States. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of those customers. It maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit losses, when realized, have been within the range of the Company's expectations and, historically, have not been significant.

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

Additionally, the Company is well into its major transition from being primarily a provider of engineering services to becoming a producer and distributor of biogas products and facilities. Its first facility is now operational and undergoing initial startup and testing evaluation. Process heat for the facility is being supplied entirely from its own biogas and gas is being produced at better than expected levels and rates. The first delivery of high quality gas to a commercial pipeline is anticipated by summer. The contract for a second facility has been signed and construction is expected to be underway in the 4th quarter. This second facility will have 3 times the capacity of the first and revenue generation is expected by 4th quarter 2006. The Company will own both facilities and the initial customer for the gas produced will be a local natural gas utility. Management expects that the construction of these first two biogas plants will stimulate orders for other dairy and cattle feeding operations in the area and increase demand for Company's services to design construct and operate other plants. The Company will retain the option to maintain an equity position in each facility built, thus adding to future revenue streams derived from sales of biogas products.

Note 3.   Summary of Significant Accounting Policies

The significant accounting policies applied in the annual financial statements of the Company as of June 30, 2004, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2005 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2005.

Note 4.   Stock Base Compensation

At the December 5, 2002 Annual Shareholder Meeting, the Company approved a stock-based employee compensation plan. The stock option plan allows officers, directors, employees and consultants of the Company to receive non-qualified and incentive stock options for a total of 25 million shares. In its October 28, 2004 Schedule 14A Proxy Filing, the Company presented a proposal to amend the compensation plan to increase the number of shares available by 15 million, making the total 40 million in the aggregate. However, the Board of Directors subsequently elected to withdraw that proposal and it was not presented for vote at the December 14, 2004 Annual Shareholder Meeting. The Company awarded 2,100,000 options during the quarter ended March 31, 2005. A total of 43,900 options were available for future option grants as of March 31, 2005.

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

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                           Quarter Ended March 31,
                                       --------------------------------
                                            2005             2004
                                       ---------------  ---------------

Net income / (loss)                    $     (366,012)  $      (69,511)
                                       ===============  ===============

Deduct: Stock based employee
Compensation expense determined
under fair value based method, net
of tax                                       (131,783)        (593,787)
                                       ===============  ===============

Pro forma net income / (loss)          $     (497,795)  $     (663,298)
                                       ===============  ===============

Basic earnings per share as recorded   $      (0.0027)  $       (.0007)
                                       ===============  ===============
Basic earnings per share pro forma     $      (0.0036)  $       (.0007)
                                       ===============  ===============

Note 5.   Earnings Per Common Share

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. The Company has outstanding debentures that would cause diluted earnings per share however, the losses for both the three and nine months ended March 31, 2005 do not result in further diluted earnings per share.

                                         (000's except per share amounts)    (000's except per share amounts)
                                           Three Months Ended March 31,         Nine Months Ended March 31,
                                       ----------------------------------  ----------------------------------
                                             2005              2004              2005              2004
                                       ----------------  ----------------  ----------------  ----------------

Net income / (loss)                    $          (366)  $           (70)  $          (895)  $           (16)

Weighted average shares outstanding-
    Common shares                          136,622,162        99,050,700       120,280,146        93,457,667

Basic earnings per share               $        (.0027)  $        (.0007)  $         (.007)  $       (.00012)
                                       ================  ================  ================  ================
Diluted earnings per share             $        (.0027)  $            --   $         (.007)  $            --
                                       ================  ================  ================  ================

Note 6.   Equipment.

Equipment consists of the following as of March 31, 2005:

Computers and software         $  41,032
Furniture                         11,259
Other Equipment                    1,525
Pumping Station                   64,500
Vehicles                           3,000
                               ----------
Subtotal                       $ 121,316
Less accumulated depreciation    (37,463)
                               ----------
Total Equipment, net           $  83,853
                               ==========

During the quarter ended March 31, 2005 the Company continued work on certain alternative energy projects. These projects included the WOBF fueling station and the startup and testing activities associated with the Whitesides anaerobic digester located at a 4,000-head dairy north of Rupert, Idaho. This digester is being used as the prototype facility to generate natural gas for sale as a renewable energy source of heat and power. From this prototype digester more information will become available for optimization of sizing, and equipment specification and selection to generate the maximum energy value. This will better enable the Company to determine the most effective business model for utilizing the gas produced - i.e. direct conversion to electricity and sale to local power company or direct distribution and sale as natural gas to local commercial and industrial users. The Company also expects revenue to be generated from the Whiteside operations.

Note 7.   Long Term Debt.

Term  Loan - The  Company had a term loan as of March 31, 2005 of which $123,221
----------
was outstanding at March 31, 2005. The loan is in the form of a three-year note and bears a fixed 5.75% interest rate. The credit is secured by all business assets and personally guaranteed by the principals of the Company. The following employees of the Company have given unlimited personal guarantees of the loan:
Dennis Keiser (President), Jacob Dustin (Vice President), Donald Kenoyer, and C. Scott Francis. As of March 31, 2005 the loan was in good standing.

Shareholder  Notes - The following shareholders who are also officers, employees
------------------
or directors have personally lent money to the Company. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the Company: Mr. Kenoyer has made two loans to the company and as of March 31 2005, the total balance due him was $23,937. The first loan accrues interest at the rate of 10 percent and has a balance of $407. The second accrues interest at the rate of 7 percent and has a balance of $23,530. Mr. Dustin has also made two loans to the company and as of March 31 2005, the total balance due him was $46,660. The first loan accrues interest at the rate of 10 percent and has a balance of $15,624.

The second accrues interest at the rate of 7 percent and has a balance of $31,036. The balance of the loan amount is $6,174 for Reggie Hall.

Debenture  Debt  -  On  October  13, 2004, the Company entered into a Securities
---------------
Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000. The $750,000 was disbursed as follows: (i) $450,000 was paid October 22, 2004, and (ii) $300,000, was paid December 28, 2004, upon the filing of a registration statement with the SEC related to the shares issued under the Standby Equity Distribution Agreement as described below and the convertible debentures. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. Cornell Capital Partners, LP received 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each fund disbursement described above. At maturity if not repaid, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.

NOTE 8.   NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued the following pronouncements.

Statement No. 123 (revised 2004) Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The effect on the Company's financial statements is dependent upon the amount of stock options granted by the Company.

Summary of Statement No. 153 Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company does not expect any material effect to its financial statements.

NOTE 9.   GOING CONCERN CONTINGENCY.

The Company was not profitable in the third quarter of the fiscal year ending June 30, 2005 and incurred a significant loss of $366,012. The loss was primarily a result of the Company's focus on the Biofuels market and having construction in progress for the Biogas digester combined with the shortage of engineering services work. The Company's ability to continue as a Going Concern is dependent on ongoing operations, bringing the Whitesides Biofuels digester on line to generate revenue and be profitable, obtaining additional financing, and successfully concluding the sale of the existing mining rights. Management will continue its efforts in seeking new and additional engineering contracts, and is in the process of obtaining additional financing as well as completing the Whitesides Digester project. The Company has mitigated the Going Concern as a result of entering into the agreement with Cornell Capital as explained in Note 10 below. However, these plans may not be successful.

NOTE 10.  EQUITY AGREEMENT.

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

Upon execution of the Termination Agreement dated March 10, 2005, the Company entered into a new Standby Equity Distribution Agreement with Cornell Capital Partners on March 10, 2005. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $25.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 99% of, or a 1% discount to, the lowest closing bid price of the common stock during the five consecutive trading period immediately following the notice date. Further, Cornell Capital Partners will retain a fee of 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners' obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $350,000 per weekly advance. The Company's SB-2 registration became effective May 2, 2005.

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

Upon execution of the Termination Agreement, the Company entered into a new Securities Purchase Agreement with Cornell Capital Partners on March 10, 2005. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners in the original principal amount of $750,000. The debentures are convertible at the holder's option any time up to maturity at a fixed conversion price equal to $0.055 (the "Fixed Price"). The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. Cornell Capital Partners received 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon the funding of the convertible debentures. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the Fixed Price.

NOTE 11.  SUBSEQUENT EVENT.

On April 15, 2005 the Company filed its amended SB-2/A registration with the U.S. Securities and Exchange Commission. The Commission accepted this filing as effective May 2, 2005. At the effective date May 2, 2005 the Company had outstanding 148,679,745 common shares of which 10,000,000 common shares were issued to Cornell Capital Partners on April 15, 2005. Those 10,000,000 shares will be held in an escrow account as the Company makes draws from the Standby Equity Distribution Agreement. On April 20, 2005 the Company signed a Promissory note with Cornell Capital Partners in the amount of $500,000. The note will be repaid with exchange for nine periodic SEDA draws of $50,000 each and one of $64,712.33 beginning June 6, 2005 and every 7 calendar days thereafter until paid in full. The final draw will include the accrued interest on the Promissory note. The actual timing and amount of those draws may vary slightly.

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

RESULTS OF OPERATIONS
---------------------

REVENUE

Revenue for the quarter ended March 31, 2005, decreased 90% to $39,287 compared to $414,987 for the same period of 2004. Revenue for the nine months ended March 31, 2005 was $187,060 compared to $1,849,398 for the same nine months ended March 31, 2004. This decrease for both the three and nine months ended March 31, 2005 was mainly the result of the reduction in outside contracting by the INEEL and the Company's shifting of resources from engineering services to designing and building of Company-owned biogas facilities. The Company's principal focus is on the Biogas fuels facility, therefore revenue will be minimal until the facility comes on line and is producing biofuels.

In fiscal year 2004, the Company's primary customers were Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho and Oak Ridge Associated Universities (ORAU). INEEL and ORAU both provided more than ten percent of the total revenue recognized by the Company in fiscal year 2004.

DIRECT OPERATING COSTS

Direct operating costs for the three months ending March 31, 2005 and 2004, were $46,565 and $288,956 respectively, representing an 84% decrease. For the nine months ended March 31, 2005 direct operating costs also declined 84% to $185,403 from $1,133,607 in 2004. The reason that direct operating costs decreased is due to the large drop in engineering services work and direct operating costs that paralleled this work. Additionally, the Company made further efforts to reduce direct costs by using less subcontracted services, eliminating certain rental fees, closing the Montana and Washington offices, making better use of supplies, and exercising better management of direct payroll costs.

GROSS PROFIT

The Company had a loss in gross profit of $7,278 in the third quarter ended March 31, 2005 compared to a gross profit of $126,031 for the same quarter in 2004, representing a 106% decrease. Similarly, for the nine months ended March 31, 2005 gross profit decreased by 99.7% to $1,657 compared to $715,791 for the same period in 2004. This decrease in gross profit is a result of the reduction in engineering service work, the loss of revenue and the Company also outsourced engineering service contracts by the INEEL. Also, in the 4th quarter of fiscal year

2004, the Company shifted its resources and capital into the design and construction of Company-owned biogas production facilities.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended March 31, 2005, general, selling and administrative expenses were $355,136 compared to $223,546 for the same quarter ended March 31, 2004. This 59% increase was the result of increased administrative expenses that were not covered by previous engineering services work. The Company also increased efforts in expanding the Biogas operations, which resulted in more administrative expenses. For the nine months ended March 31, 2005, general, selling and administrative expenses increased 20% to $866,736 compared to $720,719 for the same period of 2004.

INTEREST REVENUE

For the three and nine months ended March 31, 2005, the Company received $1 and $993 of interest income on investment capital compared to $333 and $333 for the same respective periods in 2004.

INTEREST EXPENSE

For the three months ended March 31, 2005, the Company had interest expense of $3,599 compared to $5,117 for the same period ending March 31, 2004. For the nine months ended March 31, 2005 the Company had interest expense of $18,633 compared to $19,304 for the same period ending March 31, 2004. The interest expense was for interest paid on the term loan and interest accrued on notes payable to officers and employees of the Company. The Company has reduced the term loan and therefore incurs less interest expense.

NET LOSS

For the three months ended March 31, 2005, the Company had a net loss of $366,012 compared to net loss of $69,511 for the same period ended March 31, 2004. For the nine months ended March 31, 2005 the Company had a net loss of $895,463 compared to a net loss of $15,533 for the same period ended March 31, 2004. In 2004, the Company eliminated a deferred tax asset and the selling general and administrative expenses were not offset by revenue that was seen from engineering services work in 2003. The Company has changed its focus to the Biogas industry and it is unlikely to receive comparable revenue for engineering services going forward.


MANAGEMENT'S PLAN OF OPERATION
------------------------------

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

The  fundamental  aspects  of  the  Company's  business  model  are:

     - Utilize cutting edge, but established, technology for the production of biogas from large animal operations
     - Utilize off-the-shelf equipment for clean-up of the biogas to meet pipeline-quality specifications and produce liquid products
     -    Maintain equity positions on all biogas projects
     - Begin operations in known territory (Idaho), and expand into other western states as resources allow
     - Maximize the utilization of our public company status in the financing of our projects
     - Market biogas products to local gas utilities, industrial users, and transportation users
     - Team with experienced companies for the marketing and distribution of biogas products

DEVELOPMENT PLAN

Over the next four years, the Company plans to place 250,000 head of dairy and beef cattle into biogas production. The Company will design, construct and operate these facilities consistent with the business model parameters described above.

The centerpiece of this development plan is an exclusive geographic and case-by-case national sub-licensing agreement for anaerobic digestion technology that produces biogas with nearly a 33% higher concentration of methane than competing processes. This technology has a successful 5-year operational history and has been demonstrated with both cow and swine waste.

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

WESTSIDE  PROJECT.  This  project  will  be  carried  out  in phases and will be
------------------
anchored by a large dairy of 6,000 animals. It is anticipated that other dairies in the immediate vicinity will be joined in, resulting in an eventual combined size of 19,000 cows. These dairies, located west of Wendell, Idaho, will be networked together via an underground gas collection/distribution pipeline system to route biogas to existing pipelines owned by the local gas utility. The first phase will be the construction of twelve digester tanks at the WestPoint dairy. The contract for this facility has been signed and construction should begin during 4th quarter. Once this "anchor dairy" is completed, follow-on digesters will be constructed at the surrounding dairies along with the connecting pipeline. The project serves the following purposes:

     1.   Increase production from 4,000 to a total of 23,000 head
     2.   Improve on economies of scale for higher operating margins

LINCOLN COUNTY PROJECT. This project is being planned for siting on a 12,000-cow
-----------------------
dairy located in a geographically isolated region but very close to a major gas utility transmission line and in close proximity to a large industrial user of propane - two ready-made customers for gas produced. The size of this operation is sufficient to demonstrate conclusively the viability of the Company business model and, potentially, economically justify production of Liquid Natural Gas
(LNG), a product that it is imperative the Company gain first hand experience with in order to meet future market demands. The project serves the following purposes:

     1.   Further expand the limits to which digesters can be scaled up
     2.   Provide entry into the LNG production business
     3.   Increase production from 23,000 to 35,000 head

EASTSIDE  PROJECT. This project is in the organizing state and will be developed
-----------------
similarly to the Westside project, where multiple dairies will be connected to a pipeline that in turn will deliver gas to the local gas utility's pipeline. This Eastside grouping consists of several dairies totaling 18,000 head of cattle located east of Wendell, Idaho. Construction is planned for 2007 with operations beginning in the last quarter of 2007. The project serves the following purposes:

     1.   Increase production from 35,000 to 53,000 head
     2. Build upon the Westside project approach and share support resources

BEEF  FEEDLOT PROJECT. This project is envisioned as one that will be undertaken
----------------------
in partnership with a major beef feedlot agribusiness company. Given the differences in manure outputs between beef and dairy cattle and given that this is an open lot operation, the gas production capacity for this project is expected to be equivalent to an approximate 45,000-cow dairy. This large operation makes LNG the product of choice because of the higher margins of LNG over pipeline gas. Construction is estimated to begin in late 2006 and the facility will become operational the first quarter of 2008. The project serves the following purposes:

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

At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. The Company's main focus is now in the biofuels market, specifically the production of biogas. The Company has made two acquisitions for the vertical integration of the business and the ability to have a ready available access to sell the gas production into the market place. The Company believes that it has also taken the proper steps to sell certain assets including the mining and mineral rights of the Garnet mine in Montana to provide working capital to see the production through to completion. The Company is currently seeking other investment capital to support the existing and ongoing operations of the Company and these projects.


CAPITAL RESOURCES AND LIQUIDITY

The Company has made reasonable efforts to meet cash flow demands from ongoing operations but the Company still may not be able to obtain funds under the Standby Equity Distribution Agreement or obtain sufficient amounts to satisfy the Company's working capital or other needs in its capital position over that of one year ago. The

Company finished the second quarter ending March 31, 2005 with cash available of $10,565 compared to $134,856 at June 30, 2004 and $332,299 for the same period of 2004. The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock. The Company has filed an SB-2 registration with the U.S. Securities and Exchange Commission related in part to the Standby Equity Distribution Agreement. The impact of the SB-2 registration cannot be said with certainty but the Company plans to use any additional funding to assist in the Biogas production facility that is shown on the balance sheet as Construction in Progress.

As of March 31, 2005, the Company had negative working capital of $74,990 compared to a deficit of $309,465 for the year ending June 30, 2004 and a working capital deficit of $68,561 for the same period ending March 31, 2004. The current ratio at March 31, 2005 was: 0.889:1 and 0.53:1 at June 30, 2004 and at March 31, 2004. This change in working capital is mainly attributed to $534,556 of prepaid expenses. These prepaid expenses all relate to the prepayments in stock as a result of the Standby Equity Agreement.

The Company had a term loan with a fixed rate of 5.75% as of March 31, 2005 with a balance was $123,221. The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of March 31, 2005, the loan was in good standing, and as of the date of this filing the term loan is also in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: Mr. Kenoyer has made two loans to the company and as of March 31, 2005, the total balance due him was $23,937. The first loan accrues interest at the rate of 10 percent and has a balance of $407. The second accrues interest at the rate of 7 percent and has a balance of $23,530. Mr. Dustin has also made two loans to the company and as of March 31, 2005, the total balance due him was $46,660. The first loan accrues interest at the rate of 10 percent and has a balance of $15,624. The second accrues interest at the rate of 7 percent and has a balance of $31,036. The balance of the loan amount is $6,174 to Reggie Hall.

During the nine months ended March 31, 2005, the Company used net cash of $604,961 for operating activities, compared to $7,753 of net cash provided by operating activities for the 2004 period. The increase of cash used by operating activities is mainly result of the Company's $895,463 net loss in the nine month period ending March 31, 2005.

During the nine months ended March 31, 2005, the Company used $660,625 by investing activities, accounted for as Construction in Progress for the Biogas facility, compared to $76,626 used in the year earlier period. In 2004, the Company purchased property and equipment towards the Biogas production.

During the nine months ended March 31, 2005, financing activities provided $1,141,295 in net cash, consisting of $522,672 from the sale of common stock, $35,000 from the net change of stock subscriptions, $750,000 from debenture sales, offset in part by $39,744 of payments on a term loan, deferred debenture costs of $127,524 and $891 increase of notes payable. In the comparable period for 2004, the Company had $373,997 of net cash provided by financing activities, which consisted of $376,194 in proceeds from stock sales, $20,700 in note receivable from stock collected and $4,767 increase in notes payable, offset in part by $27,664 payments on a line or credit and term loan.

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

Upon execution of the Termination Agreement, the Company entered into a new Standby Equity Distribution Agreement with Cornell Capital Partners on January 28, 2005. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $25.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 99% of, or a 1% discount to, the lowest closing bid price of the common stock during the five consecutive trading period immediately following the notice date. Further, Cornell will retain a fee of 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners' obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $350,000 per weekly advance.. The Company's SB-2 registration became effective May 2, 2005, but the Company still may not be able to obtain funds under the Standby Equity Distribution Agreement or obtain sufficient amounts to satisfy the Company's working capital or other needs.

Securities  Purchase  Agreement.On  October 13, 2004, the Company entered into a
--------------------------------
Securities  Purchase  Agreement  with  Cornell Capital Partners. Pursuant to the
Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners, in the original principal amount of $750,000.The $750,000 was disbursed as follows: (i) $450,000 was paid October 22, 2004, which was contingent upon the closing of all the transaction documents with Cornell Capital Partners, and (ii) $300,000, was paid December 28, 2004, pursuant to the filing of a registration statement with the SEC related to the shares issued under the Standby Equity Distribution Agreement and the convertible debentures. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. Cornell Capital Partners, LP received 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each funds disbursement described above. At maturity if not repaid, the debentures will automatically convert into shares of common stock at a conversion price equal to the lower of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date.

On January 28, 2005, the Company and Cornell Capital Partners terminated the Investor's Registration Rights Agreement entered into on October 13, 2004 with the Cornell Capital Partners, which related to the Securities Purchase Agreement entered into on October 13, 2004 with the Cornell Capital Partners.

Material  Commitments  for  Capital  Expenditures  - The Company has outstanding
-------------------------------------------------
commitments for the purchase and installation of equipment and services incidental to completing the balance of plant construction at the Whitesides biogas facility. The Company also anticipates additional expenditures related to the design and construction of follow-on facilities of like kind. The primary source of funding will be outside capital.

Seasonal Changes -The Company's operating revenue is generally not affected by
----------------
seasonal changes.

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

                            PART II OTHER INFORMATION
                            -------------------------

ITEM 1.   LEGAL PROCEEDINGS.

None

ITEM 2.   CHANGES IN SECURITIES.

The Company issued 10,000,000 common shares to Cornell Capital Partners LP, on April 15, 2005.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.   OTHER INFORMATION.

None



ITEM 6.   EXHIBITS

--------------------------------------------------------------------------------------------------------------
Exhibit                              Description                                Incorporated by Reference from
  No.                                                                                    Registrant's
--------------------------------------------------------------------------------------------------------------
   31.1  Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer  May 13, 2005
--------------------------------------------------------------------------------------------------------------
   31.2  Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
         by Vice-President, Secretary and Treasurer                             May 13, 2005
--------------------------------------------------------------------------------------------------------------
    32   Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and
         Chief Executive Officer and Vice-President, Secretary and Treasurer    May 13, 2005
--------------------------------------------------------------------------------------------------------------

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       INTREPID TECHNOLOGY & RESOURCES, INC.
                                    (Registrant)


Date: May 13, 2005     By:  /s/ Dr. Dennis D. Keiser,Chief Executive Officer &
                            President



Date: May 13, 2005     By:  /s/ Dr. Jacob D. Dustin,Vice President, Secretary,
                            and Treasurer