Form 10KSB
period 2005-06-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2005-09-28
CIK 1083742

---------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED JUNE 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenue for its most recent fiscal year ended June 30, 2005 was $399,153

At September 27, 2005 Registrant had 155,935,389 outstanding shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $4,920,000, based on the closing price of $.061 per share, and is reported on the Over the Counter Bulletin Board Trading System. For purposes of the foregoing calculation, all directors and executive officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or executive officers is an affiliate.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 2005 Annual Meeting of Stockholders.
Part III

OFFICERS
--------
Dr. Dennis D. Keiser, Chief Executive Officer, President, & Acting Chief Financial Officer

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

DIRECTORS
---------
Dr. Dennis D. Keiser, Chief Executive Officer, President, & Acting Chief Financial Officer Chairman of the Board

Dr. Jacob D. Dustin, Vice President, Secretary and Treasurer

Michael F. LaFleur, Board Member

William R. Myers, Board Member

D. Lynn Smith, Board Member

Steve Whitesides, Board Member

COMMON STOCK
------------
Par value .005
350,000,000 authorized
137,694,025 issued and outstanding at June 30, 2005
151,809,530 issued and outstanding at September 27, 2005
Intrepid Technology & Resources, Inc.'s common stock trades on the Bulletin Board under the symbol IESV.


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

TRANSFER AGENT
--------------
Columbia Stock Transfer Company
1602 E. Seltice Way Suite A- #303
Post Falls, ID 83854
Phone:  208-664-3544
Fax: 208-777-8998
Email: columbia5183@cs.com
       -------------------

AUDITOR
-------
Jones Simkins, P.C.
1011 West 400 North, Suite 100
Logan, Utah 84323
435-752-1510

                                               TABLE OF CONTENTS

                                                    PART I
Item       1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
Item       2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
Item       3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
Item       4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . .  7
                                                    PART II
Item       5.  Market of Registrants Common Equity and Related Stockholders Matters . . . . . . . . . . . .  8
Item       6.  Management's Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
Item       7.  Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . 18
Item       8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . 31
                                                    PART III
               Items 9, 10, 11, and 12 are incorporated by reference from the definitive proxy statement. .
Item      13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . 32
Item      14.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34
               Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36
               Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

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

The Company has a staff of professional engineers and managers with experience in large construction projects, government service contracts, project and corporate management, and general design and engineering, giving us the tools and talents required to achieve our goals. The Company is organized into three Divisions to support the Company's business strategy and successfully execute its business plan. These are the Biofuels, Science and Technology, and Engineering Services Divisions.

BIOFUELS DIVISION:

The Biofuels Division is the heart of the Company and brings together the resources and talents of the other two divisions to develop biofuels projects. Those biofuels of primary interest to the Company are:

          - Biogas - methane, or "natural gas" derived from the anaerobic digestion (bacterial decomposition) of animal waste
          -    Biodiesel  -  vegetable  oil  derived  diesel  fuel
          - Ethanol - gasoline additive/substitute derived from starch crops (e.g. corn) or cellulosic biomass materials (e.g. wood, straw, etc)
          - Hydrogen - as may be derived from biogas or ethanol or other biomass materials in the future (for use in fuel cells, vehicles, or similar applications)

The Company has chosen to place initial emphasis and resource on biogas production via anaerobic digestion of dairy manure. Biogas is the least capital intensive, the quickest to bring to market and, significantly, can serve as a critical component to the success of each of the other three biofuels lines.

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

MINING AND MINERAL RIGHTS

The Company owns rights in precious metals properties in Montana. A potential sale of these rights that was to have been completed within this 2005 fiscal year failed to materialize. The Company will continue its efforts to divest of these rights. Any sale of these mineral rights would result in a gain to the Company, as the rights were previously written down as having no value. The proceeds of such a sale would be used to provide working capital for current and other biofuels projects and well as supporting the ongoing operations of the Company.

CUSTOMERS

In 2005, the Company managed engineering services contracts with Idaho National Engineering and Environmental Laboratory ("INEEL") at Idaho Falls, Idaho (now known as the Idaho National Laboratory or "INL"), the Oak Ridge Associated Universities ("ORAU") based in Oak Ridge, Tennessee, and with Washington Group International, Envirocare and 4D2 International, each of which provide engineering, design, planning and technical management services to a variety of government and industrial clients worldwide. These contracts generated the majority of the Company's revenue.

During fiscal year 2005 the Company made a major transition from being primarily a provider of engineering services to becoming a significant provider/owner/operator of biogas facilities and producer and distributor of biogas products. Its first facility, which is owned by the Company and was financed entirely through Company equity (profits from engineering service contracts and private placement sales of stock), became operational in the 2nd quarter. A 4-fold expansion of that facility is planned to begin in the fall of 2005. Site preparation for a second even larger facility, began in the 4th quarter with construction expected to get underway parallel with the expansion of the first in the fall of 2005. A third facility, which will bring the total number of cows serviced by the 3 complexes to 20,000, is under design and is planned for construction start in early calendar year 2006. The Company will own and operate all 3 facilities and will finance construction via tax-exempt bonds. Pro forma numbers based on conservative natural gas futures indicate revenue generated from the sale of gas to the regional gas utility is adequate to service the bond debt, pay operating expenses and generate acceptable profit percentages.

MARKETS

Renewable and Alternative Energy are those forms of energy that can be used as an alternative to fossil energy such as oil, natural gas and coal. Fossil energy is encumbered by significant environmental concerns and presents energy security issues as well. Over 60% of the oil used by the United States comes from foreign countries, much of it from the Middle East. Although natural gas is cleaner to burn than oil and coal, domestic supplies of natural gas are being quickly consumed causing prices to escalate and creating a significant problem for industrial plants that have energy intensive operations.

A 1998 U.S. Department of Energy study ("Biogas For Transportation Use: A 1998 Perspective) estimated that, worldwide, between 25 and 37 quadrillion btus of methane is released into the atmosphere due to natural decomposition of organic material. This is equivalent to between 25 and 38 percent of all the energy used in the U.S. annually. The study went on to estimate that biogas production from farm waste, landfills and municipal sewage alone is approximately 3.5 quadrillion btus of methane, one third of which (or about 1.25 quadrillion btus) could feasibly be captured. This is equivalent to 6 percent of all the natural gas used in the U.S. each year.

In November 2004, 13 countries joined the U.S. to formally create the "Methane to Markets Partnership". The purpose of this Partnership is to advance international cooperation on the recovery and use of biogas-derived methane as a valuable and viable clean energy source, and in the process, increase energy security, improve environmental quality, and reduce greenhouse emissions throughout the world. Under the Partnership, members will work in coordination with the private sector to share and expand the use of technologies to capture methane emissions that are now wasted in the course of industrial and agricultural processes and use them as a new energy source.

Flat supplies of domestic natural gas over the past five years, coupled with increasing demand have resulted in historical high gas prices. Imports of natural gas via LNG tankers have increased, but have not dampened prices. Over the past twelve months, Henry Hub natural gas spot prices have been averaging over $6.50 per thousand cubic feet (mcf), a 19% increase over the previous year. The U.S. Department of Energy (DOE) projects that spot prices will average $7.63 in calendar year 2005. Quoting from DOE's International Energy Outlook 2004 report: "Natural gas is the fastest growing primary energy source in the IEO2004 forecast. Consumption of natural gas is projected to increase by nearly 70 percent between 2001 and 2025, with the most robust growth in demand expected among developing nations." At the time of filing of this report, daily spot prices have been as high as $13.00.

The outlook for sustained pricing is optimistic. Although there is increased drilling for new gas supplies, existing well output is declining. The DOE projects only a 0.5% increase in domestic gas production over the next two years.

LNG is a significant niche within the natural gas market and plays a significant role in the Company Business Plan. LNG is currently used in three primary segments of the natural gas market:

     - Transportation alternative fuels largely replacing diesel in medium-duty and heavy-duty fleets
     - Municipal heating fuel for small, remote communities not served by pipelines such as Afton and Jackson Hole, Wyoming, and West Yellowstone, Montana
     - Industrial heating fuels for energy-intensive enterprises, competing against propane where pipeline natural gas is not available

The Company feels confident that adequate economic incentives exist and that we have gained enough practical, hands-on experience through the building and operating of our Idaho biogas plant, that we are poised to become a significant force in developing the "Methane to Markets" concept in the United States. Revenues from processing animal waste under this concept may not just be limited to sale of methane gas. Other opportunities include emissions credits ("carbon credits"), renewable energy certificates ("REC's"), potential tax credits, sale of digested fiber (organic compost) and processing of other organic materials such as cheese whey, spent vegetable oil, animal renderings, etc., in conjunction with the processing of the animal manure.

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

The Company's Whitesides biogas facility was the first agricultural anaerobic digester to be built, and is currently the only operational facility of its kind, in the State of Idaho. Other facilities have been discussed and two dairymen have had federal grants to construct on-farm digesters for over a year, but as yet, ground has not been broken on either one. This gives the Company a substantial lead over any competition within the State. There are numerous digester facilities in operation in other parts of the US, but none are currently designed, nor are they operating, with a primary purpose of producing and marketing commercial quantities of natural gas as we can best determine.

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

ITEM 2.     PROPERTIES

The Company believes that its property and equipment are well maintained, in good operating condition and suitable for the Company's current and projected needs. Company headquarters are located in Idaho Falls, Idaho in leased office space, and its Idaho Falls CNG gas filling station is also on leased property. The Company's Biogas Plant #1 is on leased property in Rupert, Idaho. The office lease runs through November 2005, the CNG station property lease through September 2008, and the Biogas Plant lease through December 2024. The following table sets forth certain information regarding the principal operating facilities/properties owned or leased by the Company.

    LOCATION            FUNCTION          SIZE       OWN/LEASE  UTILIZATION
------------------  ----------------  -------------  ---------  -----------
Idaho Falls, Idaho  Corporate Office  5,500 sq. ft.    Lease        100%

Idaho Falls, Idaho  CNG Gas Station     1/4 acre       Lease        100%

Rupert, Idaho       Biogas Plant #1       acre         Lease        100%

Mining Rights
-------------
Garnet, Montana     Mineral Rights        N/A           Own       For Sale



--------------------------------------------------------------------------------

GARNET MINERAL RIGHTS
---------------------

The Company filed an amended report on Form 10-KSB/A on or about June 15, 2004, whereby and among other reported transactions, the Company removed the value of the mineral rights of the Garnet Mine. On September 13, 2004 the Company entered into an agreement with Cordoba Corporation (owner of the surface rights) to attempt to jointly sell the mineral and surface rights. A potential sale in FY 2005 failed to materialize, but mutual efforts to find another interested buyer continue. The sale of these mineral rights would result in a gain to the Company, as the rights were previously written down as having no value. The proceeds of any such sale would be used to provide working capital for current and other biofuels projects and well as supporting the ongoing operations of the Company.

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

No matters were submitted to the Company's security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR INTREPID TECHNOLOGY & RESOURCES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Intrepid Technology & Resources, Inc., common stock is currently listed on the Bulletin Board System under the symbol IESV. As of June 30, 2005, there were approximately 1,288 record holders of common stock. The common stock began trading in the 1st quarter of 2001. The high for that quarter was $.055 and the low was $.03. The high and low closing sales prices by quarter for the last two fiscal years are shown below. No dividends were paid per common share for any quarter in the last two years:

                    2005              2004          Dividends Per Share
                    ----              ----          -------------------

PERIO          HIGH      LOW      High      Low       2005       2004
             --------  -------  --------  -------  ---------  ---------

1st Quarter      .071      .04       .15     .007  $      --  $      --
2nd Quarter      .057     .039       .10      .02         --         --
3rd Quarter       .18     .035       .12     .045         --         --
4th Quarter       .12     .055      .095     .048         --         --

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 3., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and has based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending June 30, 2005, included elsewhere in this Form 10-KSB.

2005 FINANCIAL RESULTS COMPARED TO 2004
---------------------------------------

The Company's 2005, operating revenue was $399,153 compared to $2,077,631 in 2004. The Company's gross profit for the year ended June 30, 2005 was $145,834 compared to $764,702 in 2004. For the year ended June 30, 2005 the Company reported a net loss of $1,471,208 compared to the net loss for the year ended June 30, 2004, of $597,961.

STRATEGY

Providing engineering and technical services has been the primary source of revenue, and hence the primary focus, in the past. The Company expects to continue providing such supplemental services in the future, but with decreased emphasis. In fiscal year 2005, the Company began a major transition from being primarily a provider of engineering services to becoming a significant producer and distributor of biogas products and facilities. This transition will continue and gain momentum through fiscal year 2006. The following discussion provides an overview of the Company's current business model and development plan.


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

DEVELOPMENT PLAN

Over the next five years, the Company plans to place 250,000 head of dairy and beef cattle into biogas production. The Company will design, construct and operate these facilities consistent with the business model described above.

The centerpiece of this development plan is an exclusive geographic and case-by-case national agreement for anaerobic digestion technology that produces biogas with nearly a 33% higher concentration of methane than competing processes. This technology has a successful 5-year operational history and has been demonstrated with both cow and swine waste.


Our goal is to become the premier fully integrated biogas company in the United States. Our approach is to use superior technology and know-how to convert manure waste from dairy and feedlot operations into high BTU biogas that can be further processed to produce (1) pipeline quality gas for sale to a gas utility;
(2) combustion gas to fuel boilers for processing materials; (3) liquid natural gas for transportation fuel, peaking, and/or remote community service; and, eventually, (4) hydrogen to energize fuel cells for transportation and distributed or non-distributed energy sources. Our range of services include:

          -    designing, building, and operating biofuels facilities
          - performing value-added processing of raw biogas and residual products of digestion for various applications
          -    marketing, transportation and sales of processed gas

ITR currently has an operational biogas production plant in Rupert, Idaho that processes manure waste from 1000 cows. This plant is a commercial prototype facility that can be employed to demonstrate the economic viability of the four product lines listed above. It has been designed and built with a 4x scale-up capacity to accommodate planned expansion of the dairy on which it is located. Expansion of the plant will parallel expansion of the dairy and within a year will accommodate 4500 cows. The primary current focus at the plant is on producing clean gas for sale to a local gas utility and for providing combustion gas for heating water for dairy operations. Efforts are also underway to demonstrate use of biogas to provide process heat for a small-scale biodiesel facility with the objective of allowing for penetration into the biodiesel market.

The Development Plan involves discrete projects that will ultimately bring 250,000 Magic Valley dairy cows under production to create the "Magic Valley Biogas Field" in the Magic Valley area of south-central Idaho. The first project will provide facilities and infrastructure to process manure from 50,000 dairy cows and will be executed in two distinct phases:

     Phase I consists of 20,000 cows located on 3 different dairies and establishes the west and east anchor points to the Magic Valley Westside field as well as expands the Rupert plant to full capacity. Construction will begin in CY 2005 and be complete in CY 2006.

     Phase II consists of 30,000 cows located on 3-5 different dairies (depending on outcomes of individual dairymen's current consolidation and expansion plans). Construction will be initiated in CY 2006 and conclude in CY-2007.

This project will be financed through a combination of debt and equity. The debt portion will be financed through the sale of bonds and the equity will come from equity partners that will include dairymen, equity capital group(s), or other private investors. Capital cost will be approximately $35 million, the first phase of which will be just over $14 million. These funds will provide for anaerobic digester plants constructed at participating dairies, gas conditioning clean-up equipment for processing the raw biogas to pipeline quality standards, and a supporting gas line gathering system to transport the clean gas to the gas utility distribution system. A majority of the costs (approximately 70%) is for construction of the digesters.

This project will provide over 1 billion cubic feet of biogas annually, which, in turn, will yield over 1 million mcf of clean gas for sale to a local gas utility.

ADDITIONAL INFORMATION

The Company also plans to increase sales and expand its engineering and scientific services base via new customer contracts. Revenue generated will be used to meet cash flow requirements with any excess being used to support and develop the Company's biofuels production initiatives.

At the present time the Company does not anticipate paying dividends, cash or otherwise, on it's Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. The Company's main focus is now in the biofuels market for the production of biogas and biodiesel. In the area of biofuels, the Company intends to provide a holistic approach to developing biofuels projects. Its first facility has been in operation since December 2004, the second is awaiting final approval of the building permit, and the third is in detailed design. The Company believes that it has also taken the proper steps to sell certain assets including the mining and mineral rights of the Garnett mine in Montana to provide working capital to see the production through to completion. The Company has engaged a major investment banking firm to obtain bond financing under a State of Idaho approved bond inducement resolution and is seeking other investment capital to support these projects and the existing and ongoing operations of the Company.

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

The Company generated only engineering service revenue in 2005 and 2004.

The following table shows each element of the statement of operations as a percentage of revenue:

                                            Year Ended            Year Ended
                                           June 30, 2005         June 30, 2004
                                      ---------------------  -------------------
                                        Whole $        %       Whole $      %
                                      ---------------------  -------------------
Revenue                               $   399,153            $2,077,631

Direct operating costs                    253,319     63.5%   1,312,929    63.2%
                                      ------------           -----------

Gross profit                              145,834     36.5%     764,702    36.8%
Selling, general and administrative     1,311,262    328.5%     955,479    45.9%
Research & development                    230,956     57.9%          --      --
                                      ------------           -----------
Loss from operations                   (1,396,384)  -349.8%    (190,777)   -9.2%

Interest revenue                              994       .2%         721     .03%
Interest expense                          (58,024)   -14.5%     (22,362)   -1.1%
Loss on Investment                        (17,794)    -4.5%          --      --

Net loss before income taxes           (1,471,208)  -368.5%    (212,418)  -10.2%

Income tax expense (benefit)                   --       --      385,543    18.6%
                                      ------------           -----------

Net loss                               (1,471,208)  -368.5%  $ (597,961)  -28.8%
                                      ============           ===========

REVENUE

Revenue for 2005, decreased to $399,153 compared to $2,077,631 for 2004. The Company's 2005 operating revenue decreased 80.8% from the prior year as a result of the Company's decrease in engineering service contracts as it continued into the second fiscal year of implementing its Business Plan to focus on the biofuels market place. The Company has constructed its first biogas plant in Rupert, Idaho, and the specialty gas processing unit that is required to clean the biogas to pipeline quality standards is currently being assembled by the supplier. Additional funding may be needed to complete the process and have a market ready biogas to sell to the local gas companies. The Company is currently using a portion of the biogas generated to provide all the internal process heat for the operation of the facility and is also supplying biogas gas to the dairy for commercial heating of dairy process water, but has not yet begun to sell gas into the wholesale/retail market.

DIRECT OPERATING COSTS

For the year ending June 30, 2005, the Company had direct operating costs of $253,319 or 63.5% of revenue in support of the engineering services compared to $1,312,929 or 63.2% of revenue for the year ended June 30, 2004. The direct operating costs have decreased overall, but remained steady as a percentage of revenue. Until the Company has a salable gas that can enter the marketplace, both revenue and direct operating costs will remain low unless additional engineering services work generates increased revenue.

GROSS PROFIT

The Company had a gross profit of $145,834 for the fiscal year ended June 30, 2005, compared to $764,702 in fiscal year 2004. Overall the gross profit for the two-year period remained near 36% of revenue as a result of engineering services provided for others. With the decline of engineering services work, the Company has demonstrated prudent judgment in taking certain cost cutting measures and reducing direct personnel costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses (G&A) increased 37.2% and were 328.5% over revenue. The total G&A expenses were $1,311,262 for the fiscal year ending June 30, 2005 compared to 46% of revenue or $955,479 at June 30, 2004. This large increase in G&A expenses was mainly attributed to the cost of continuing efforts in the biofuels market. The Company has recognized the full expense of administrative labor and overhead costs associated with the effort of starting its first biogas plant

The Company has incurred large costs over the last two fiscal years for the construction, start-up and operations of the Company's Whitesides Biogas Plant. Only those costs allowed by generally accepted accounting principles have been capitalized in that effort. All other costs have been expensed for establishing the biogas business operating plan, including research in the biofuels markets, development of operations and maintenance procedures, process improvement measures, and seeking investment capital and source financing. The decline in engineering services work left many expenses for the Company to burden as overhead costs thus driving G&A high for developing this project. The large costs of administrative labor were almost entirely the effort of the development in the biofuels market place whereby, the administrative staff in previous years was working on engineering services contracts.

These general and administrative costs are characterized in the following format:

                                                  2005       2004
                                               ----------  --------
Overhead and employee benefits                 $  161,090  $ 75,322
Accounting, consulting, and professional fees     394,426   246,652
Insurance, depreciation, and computer              44,456    24,935
Leases                                             75,858    86,178
Equipment, office supplies, and other              11,339    15,520
Administrative salaries and labor                 502,024   358,921
Subcontract work, travel, fuel, and other         122,070   147,951
                                               ----------  --------
   Total General and Administrative Expense    $1,311,262  $955,479
                                               ==========  ========

RESEARCH AND DEVELOPMENT

The Company expended efforts in fiscal year 2005 toward the research and development of biofuels in the amount of $230,956.

INTEREST REVENUE

For the year ended June 30, 2005 the Company received interest income of $994 on investment capital compared to $721 for 2004.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2005 was $58,024 compared to $22,362 for the same period ending June 30, 2004. The interest expense increased as a result of the Company's long-term debt and notes payable. The Company has continued its effort to reduce the short-term notes payable, but the current portion of long-term debt has increased and also increased the overall interest expense.

LOSS ON INVESTMENT

As of June 30, 2005 the Company had a loss on investment of $17,794. This loss was the result of loss in value in subsequent liquidation of stock acquired in a stock-for-stock trade completed in FY 2004.

INCOME TAXES

The Company has net operating loss carryforwards of approximately $4,169,000, which begin to expire in the year 2008. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

NET LOSS

At June 30, 2005 the Company realized a net loss of $1,471,208 compared to a loss of $597,961 for the year ended June 30, 2004.

CUSTOMERS  -  In  2005,  the Company managed engineering services contracts with
---------
Idaho National Engineering and Environmental Laboratory ("INEEL") (now known as the Idaho National Laboratory ("INL")) at Idaho Falls, Idaho; the Oak Ridge Associated Universities ("ORAU") based in Oak Ridge, Tennessee; and with Washington Group International, Envirocare and 4D2 International, each of which provide engineering, design, planning and technical management services to a variety of government and industrial clients worldwide. These contracts generated the majority of the Company's revenue. In 2004, the Company's primary customers were INEEL and ORAU. In 2005, and 2004, INEEL provided revenue in the amount of $100,234 and $1,400,737 respectively while ORAU provided $170,912 and $580,297 for each year respectively. Both INEEL and ORAU provided more than ten percent of the total revenue in 2005 and 2004. In the future, the Company cannot be certain that it will derive the same percentages of federal contracted revenue due to a significant mission change at the INL and to the fact that the Company has made a major transition into building its biofuels business. The Company is continuously seeking additional revenue sources from engineering and alternative energy work for other private, commercial and government customers.

The Company is well into its major transition from being primarily a provider of engineering services to becoming a provider, owner and operator of biogas facilities and a producer and distributor of biogas products. Its first facility is now operational and its biogas is being used to provide all of the process heat for the facility as well as providing fuel to heat water for diary operations. An Air Products Vacuum Swing Adsorption Unit is being built for the facility that will clean the biogas to pipeline quality standards. Once delivered and installed, the facility will be able to provide the first delivery of high quality gas to a commercial pipeline. There is a significant expansion planned for that facility beginning in the fall of 2005. Site preparation for a second even larger facility began in the 4th quarter with construction expected to get underway parallel with the expansion of the first in the fall of 2005. A third facility, which will bring the total number of cows serviced by the 3 complexes to just under 20,000, is under design and is planned for construction start in early calendar year 2006. The Company will own and operate all 3 facilities.

The Company expects to realize a revenue stream from its biogas business in fiscal year 2007. This revenue will be generated both from sales of gas and digested fiber product from the biogas plants and from engineering and construction fees related to the expansion of the Whitesides facility and the building of the second and third plants near Wendell, Idaho.

COMPLIANCE  WITH  APPLICABLE  LAWS AND REGULATIONS- The Company is in compliance
--------------------------------------------------
with all current laws and regulations.

CHANGES IN LAWS AND REGULATIONS - None Applicable
-------------------------------

EXPOSURE TO LITIGATION- None
----------------------

NEW TECHNOLOGIES-  None
----------------

ACCESS TO CAPITAL- The Company continues its efforts to sell its holdings in the
-----------------
mineral and surface rights in Garnett, Montana and the income from such a sale would allow for additional working capital. Additionally, the Company will make reasonable efforts to meet cash flow demands from ongoing operations. However, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as additional loans and possibly investment capital. As discussed in detail below, the Company has entered into a Standby Equity Distribution Agreement with Cornell Capital Partners that may provide working capital to fund a portion of the biogas projects that are currently underway. Most recently, management has engaged an investment-banking firm to obtain bond financing under a State of Idaho approved bond inducement resolution to expand operations and production capabilities.

CAPITAL RESOURCES AND LIQUIDITY

The Company will make reasonable efforts to meet cash flow demands from ongoing operations; however, it believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as loans and investment capital by issuance of debenture notes and stock. As of June 30, 2005, the Company had a working capital deficit of $599,197 compared to a deficit of $309,465 for the previous year ending June 30, 2004. The current ratio at June 30, 2005 was .30:1 and .53:1 at June 30, 2004. The Company believes that through judicious exercising of it's equity capital agreement and fees earned from construction of biogas plants that it will be able to meet obligations as they become due over the next fiscal year.

The Company had a term loan with a fixed rate of 5.75% as of June 30, 2005 the balance was $109,471 and had a balance of $162,965 at June 30, 2004. The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of June 30, 2005, the loan was in good standing, and as of the date of this filing the term loan is also in good standing.

In April 2005, the Company signed a promissory note with Cornell Capital in the amount of $500,000. The note will be repaid with exchange for nine periodic SEDA draws of $50,000 each and one of $64,712.33 beginning June 6, 2005 and every 7 calendar days thereafter until paid in full. The final draw will include the accrued interest on the Promissory note. The actual timing and amount of those draws may vary slightly. As of June 30 2005, the outstanding balance on this note was $314,722 including accrued interest and the note was in good standing, and as of the date of this filing the note is also in good standing.

The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the Company: Mr. Donald J. Kenoyer has made two loans to the company and as of June 30 2005, the total balance due him was $24,215 including accrued interest. The first loan accrues interest at the rate of 10 percent and has a balance of $414. The second accrues interest at the rate of 7 percent and has a balance of $23,801. Mr. Jacob D. Dustin has also made two loans to the company and as of June 30 2005, the total balance due him was $47,590 including accrued interest. The first loan accrues interest at the rate of 10 percent and has a balance of $16,018. The second accrues interest at the rate of 7 percent and has a balance of $31,572.

DEBENTURE  DEBT  -  On  October  13, 2004, the Company entered into a Securities
---------------
Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, the Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000. The $750,000 was disbursed as follows: (i) $450,000 was paid October 22, 2004, and (ii) $300,000, was paid December 28, 2004, upon the filing of a registration statement with the SEC related to the shares issued under the Standby Equity Distribution Agreement as described below and the convertible debentures. The debentures are convertible at the holder's option any time up to maturity at a fixed conversion price of $.055 per share. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. Cornell Capital Partners, LP received 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each fund disbursement described above. At maturity if not repaid, the debentures will automatically convert into shares of common stock at a fixed conversion price of $.055 per share.

STANDBY EQUITY DISTRIBUTION AGREEMENT.
-------------------------------------

The  Company  has  gone  through  several  transitions  for  a  Standby  Equity
Distribution Agreement with Cornell Capital Partners LP to secure additional source financing. The discussion below provides the reverse chronological order of the Securities Purchase Agreement, the Rights Agreement and Escrow Agreement which are all a part to the Standby Equity Distribution Agreement.

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

Also on March 10, 2005, the Company and Cornell Capital Partners terminated the Securities Purchase Agreement entered into on October 13, 2004 with Cornell Capital Partners, and the related Convertible Debentures, Security Agreement, Escrow Agreement and Irrevocable Transfer Agent Instructions of even date therewith were terminated.

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

On January 28, 2005, the Company and Cornell terminated the Investor's Registration Rights Agreement entered into on October 13, 2004 with the Investor, which related to the Securities Purchase Agreement entered into on October 13, 2004 with the Investor. Also on January 28, 2005, the Company entered into a Termination Agreement with Cornell Capital Partners, whereby the Standby Equity Distribution Agreement, dated October 13, 2004, and related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith were terminated.

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

MATERIAL  COMMITMENTS  FOR CAPITAL EXPENDITURES - In 2005, the Company completed
-----------------------------------------------
construction and began operations of the Biogas Production facility located in the Magic Valley region of Southern Idaho at the Whitesides Dairy north of Rupert, Idaho. The Company owns and operates this facility. The Company has not yet received or installed the processing equipment that will clean the raw biogas to pipeline quality standards in order to be ready for sale in the open market. The Company believes that there will be additional capital requirements in order to complete this process.

An additional $14 million will be expended on expanding the current facility and constructing two additional facilities and a connecting pipeline gathering system during fiscal year 2006. These three facilities will ultimately accommodate approximately 19,500 cows. Funding for this project will be secured by a combination of outside investment capital and senior debt bond financing secured by long-term gas off-take contracts. Funding for routine office-related expenses will come from ongoing operations generated by engineering services

RISK FACTORS
------------

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

Available cash resources may not be sufficient to meet our anticipated working capital and capital expenditure requirements if the biogas facility(ies) does(do) not produce revenue for at least 12 months. It may become necessary to raise additional funds to respond to business contingencies, which could include the need to:

-    fund additional project expansion for the biofuels production;
-    fund additional marketing expenditures;
-    develop additional biofuels projects;
-    enhance our operating infrastructure;
-    hire additional personnel;
-    acquire other complementary businesses or technologies.

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

SENIOR MANAGEMENT

The Board of Directors and Officers of the Company were duly elected by the shareholders during the 2005 Annual Shareholder Meeting held December 12, 2004. In January 2005, the Board of Directors appointed Mr. Steve Whitesides to fill one of the authorized vacant positions on the Board pending the next formal election of directors.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------------------------------------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Stockholders' and
Board of Directors of
Intrepid Technology and Resources, Inc.


We have audited the accompanying consolidated balance sheet of Intrepid Technology and Resources, Inc., as of June 30, 2005 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrepid Technology and Resources, Inc., as of June 30, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a stockholders deficit, has incurred a loss, and has negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



JONES SIMKINS, P.C.
Logan, Utah
September 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Shareholders and Board of Directors
Intrepid Technologies & Resources, Inc. and Subsidiaries
Idaho Falls, Idaho

We have audited the accompanying consolidated balance sheets of Intrepid Technologies & Resources, Inc. and Subsidiaries, as of June 30, 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows, for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrepid Technologies & Resources, Inc. and Subsidiaries, as of June 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

..



Eide Bailly LLP (formerly Balukoff, Lindstrom & Co., P.A.-joined Eide Bailly November 1, 2004)
Boise, Idaho
August 11, 2004 (except for Note 13 dated October 12, 2004)

                                     INTREPIDTECHNOLOGY AND RESOURCES, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,      June 30,
                                                                                         2005          2004
                                                                                     ------------  ------------
ASSETS
Current Assets:
  Cash                                                                               $    65,737   $   134,856
  Accounts Receivables, net                                                               98,434       195,352
  Investments                                                                                 --        17,794
  Prepaid expenses                                                                        85,639            --
  Other assets                                                                             1,600         3,986
                                                                                     ------------  ------------
    Total current assets                                                                 251,410       351,988

Property, plant and equipment, net                                                       952,742       366,060
                                                                                     ------------  ------------
    Total Assets                                                                     $ 1,204,152   $   718,048
                                                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $   148,419   $   207,574
  Accrued expenses                                                                       258,627       230,301
  Related party notes payable                                                             60,613        60,613
  Current portion of long term debt                                                      382,948       162,965
                                                                                     ------------  ------------
    Total current liabilities                                                            850,607       661,453

Long term debt                                                                           830,317            --
                                                                                     ------------  ------------
    Total liabilities                                                                  1,680,924       661,453
                                                                                     ------------  ------------

Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $1 par value; 5,000,000 shares authorized, no shares issued and            --            --
outstanding
  Common stock, $.005 par value; 350,000,000 and 185,000,000 shares
authorized, 137,694,025, and 112,216,953 shares issued and outstanding                   688,470       531,084
  Additional paid-in capital                                                           4,998,505     4,253,050
  Stock subscription receivable                                                          (16,200)      (51,200)
  Accumulated deficit                                                                 (6,147,547)   (4,676,339)
                                                                                     ------------  ------------
    Total stockholders' equity (deficit)                                                (476,772)       56,595
                                                                                     ------------  ------------

Total liabilities and stockholders' equity (deficit)                                 $ 1,204,152   $   718,048
                                                                                     ============  ============

The accompanying notes are an integral part of these financial statements.

                     INTREPID TECHNOLOGY AND RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Years Ended
                                                              June 30,
                                                         2005          2004
                                                    -------------  -------------

Revenue, net                                        $    399,153   $  2,077,631
Costs of Revenue                                         253,319      1,312,929
                                                    -------------  -------------

Gross profit                                             145,834        764,702

Operating Expenses:
  General and administrative expenses                  1,311,262        955,479
  Research and development                               230,956             --
                                                    -------------  -------------

    Loss from operations                              (1,396,384)      (190,777)

Other income (expense):
  Interest income                                            994            721
  Interest expense                                       (58,024)       (22,362)
  Loss on investment                                     (17,794)            --
                                                    -------------  -------------

Loss before provision for income taxes                (1,471,208)      (212,418)
Provision for income taxes                                    --        385,543
                                                    -------------  -------------

Net loss                                            $ (1,471,208)  $   (597,961)
                                                    =============  =============



Net loss per common share - basic and diluted       $       (.01)  $       (.01)
                                                    =============  =============

Weighted average common shares - basic and diluted   128,763,000    110,335,000
                                                    =============  =============

The accompanying notes are an integral part of these financial statements

                                                INTREPID TECHNOLOGY AND RESOURCES, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)

                                                                        ADDITIONAL       STOCK                       STOCKHOLDER
                                                                          PAID-IN      SUBSCRIPTION    ACCUMULATED      EQUITY
                            PREFERRED STOCK        COMMON STOCK           CAPITAL       RECEIVABLE       DEFICIT       (DEFICIT)
                            ---------------        ------------        ------------  --------------  -------------  -------------
                           Shares    Amount      Shares      Amount
                           ------  ---------  ------------  ---------
Balance July 1, 2003           --         --   97,130,584   $ 455,653  $ 3,644,060   $     (36,900)    (4,078,378)       (15,565)

Common stock issued
for services                   --         --    3,096,315      15,482      130,798              --             --        146,280

Options exercised              --         --    2,210,000      11,050       11,050              --             --         22,100

Private placement of
common stock                   --         --    8,207,039      41,035      376,931              --             --        417,966

Purchase of Magic
Valley Energy with
common stock                   --         --      254,127       1,271       18,704              --             --         19,975

Asset purchases
common stock                   --         --      500,000       2,500       30,000              --             --         32,500

Stock subscription
purchase and payments          --         --      583,333       2,916       32,084         (14,300)            --         20,700

Debentures converted
to common stock                --         --      235,555       1,177        9,423              --             --         10,600

Net loss                       --         --           --          --           --              --       (597,961)      (597,961)
                           ------  ---------  ------------  ---------  ------------  --------------  -------------  -------------

Balance June 30, 2004          --         --  112,216,953     531,084    4,253,050         (51,200)    (4,676,339)        56,595

Issuance of common
stock for:
  Cash                         --         --   12,210,562      61,053      533,889              --             --        594,942

  Services                     --         --    3,322,784      16,614      153,130              --             --        169,744

  Stock options
exercised                      --         --    2,654,000      13,270       22,195              --             --         35,465

  Accounts payable and
accrued expenses               --         --    2,401,429      12,007      102,683              --             --        114,690

Issuance of common
stock for fees related to
common stock offering          --         --   10,888,297      54,442      (54,442)             --             --             --

Payments received on
subscription receivable        --         --           --          --           --          35,000             --         35,000

Cash paid for common
stock offering costs           --         --           --          --      (12,000)             --             --        (12,000)

Common stock
cancelled - treasury stock     --         --   (6,000,000)         --           --              --             --             --

Net loss                       --         --           --          --           --              --     (1,471,208)    (1,471,208)
                           ------  ---------  ------------  ---------  ------------  --------------  -------------  -------------

Balance June 30, 2005          --         --  137,694,025   $ 688,470  $ 4,998,505   $     (16,200)  $ (6,147,547)  $   (476,772)
                                              ============  =========  ============  ==============  =============  =============

The accompanying notes are an integral part of these financial statements

                               INTREPID TECHNOLOGY AND RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEAR ENDED JUNE 30,

                                                                             2005            2004
                                                                         -------------  -------------
Cash flows from operating activities:
    Net loss                                                             $ (1,471,208)  $   (597,961)
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Stock compensation expense                                              169,744        146,280
      Depreciation                                                             39,380         10,946
      Interest expense on debentures                                           23,096             --
      Loss on investment                                                       17,794             --
      Purchase of subsidiary                                                       --         19,975
      Loss on disposal of assets                                                   --            816
      (Increase) decrease in:
        Accounts receivable, net                                               96,918        216,706
        Prepaid expenses                                                      (85,639)            --
        Other assets                                                            2,386             --
        Deferred tax asset                                                         --        385,543
    Increase (decrease) in:
        Accounts payable                                                       55,535        (43,568)
        Accrued expenses                                                       28,326        (81,802)
        Deferred compensation                                                      --        (54,269)
                                                                         -------------  -------------
Net cash provided by (used in) operating activities                        (1,123,668)         2,666
                                                                         -------------  -------------

Cash flows from investing activities:
        Purchase of property and equipment                                   (595,364)      (308,145)
        Recovery of investment                                                     --          5,000
                                                                         -------------  -------------
Net cash used in investing activities                                        (595,364)      (303,145)
                                                                         -------------  -------------

Cash flows from financing activities:
        Proceeds from long-term debt                                        1,250,000             --
        Payments on long-term debt                                           (253,494)       (34,812)
        Issuance of common stock                                              630,407        422,272
        Common stock offering costs                                           (12,000)            --
        Payments received from stock subscription  receivable                  35,000         20,700
                                                                         -------------  -------------
Net cash provided by financing activities                                   1,649,913        408,160
                                                                         -------------  -------------

Net increase (decrease) in cash                                               (69,119)       107,681
                                                                         -------------  -------------

Cash, beginning of year                                                       134,856         27,175
                                                                         -------------  -------------
Cash, end of year                                                        $     65,737   $    134,856
                                                                         =============  =============

The accompanying notes are an integral part of these financial statements.

                     INTREPID TECHNOLOGY AND RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

Intrepid Technology and Resources, Inc. (ITR) and its wholly owned subsidiaries, Western Technology and Management, Inc., (WT&M) and Intrepid Engineering Services, Inc. and WT&M's wholly owned subsidiaries Idaho Nano Powders, and Virtual Science Services, Inc. (collectively the Company) is a biofuels renewable and alternative energy development and operating company with strengths in engineering and technology. While the Company's primary source of current revenue has been the sale of engineering services to a variety of clients, it is posturing itself for the primary business purpose of developing, constructing, and operating a portfolio of projects in the Renewable and Alternative Energy sector, with a special emphasis on production of biofuels - particularly, biogas (methane), ethanol, biodiesel and, eventually, hydrogen. The Company's strategy is to provide the overall technical and integration management for planning, coordinating, developing, operating and implementing such projects. The Company's initial emphasis is on establishing several geographically dispersed complexes in the Southern Idaho region and then expanding to other locations within Idaho and the Western United States.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk
----------------------------

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable
-------------------

Accounts receivable are amounts due on services rendered and are presented net of the allowance for doubtful accounts and are generally unsecured. Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with customers. Provisions for losses on accounts receivable are determined based on loss experience, known and inherent risk in the account balance, current economic conditions, and the financial stability of customers.

Property and Equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Costs of major renewals or betterments are capitalized over the remaining useful lives of the related assets. Depreciation is computed by using the straight-line method. The cost of property disposed of and related accumulated depreciation is removed from the accounts at the time of disposal, and gain or loss is reflected in operations.

Long-Lived Assets
-----------------

The Company evaluates its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets". Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.
When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

                     INTREPID TECHNOLOGY AND RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Revenue Recognition
-------------------

The Company's revenues result primarily from contracts, which are substantially short term, with the U.S. Government, commercial customers, state and local governments, or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of costs plus fees, and others, which are fixed-price or time-and-materials, type contracts. Revenue and fees on the reimbursement of costs plus fees and time-and-material contracts are using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues and fees on the fixed price contracts are recognized based on contract deliverables or other milestones accomplished as of the end of the period. As of June 30, 2005 and 2004, the Company had recorded revenue for work performed but not billed of $0 and $32,331, respectively.

Income Taxes
------------

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Earnings Per Share
------------------

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. Common stock equivalents that could potentially dilute earnings per share are the common stock options.

Stock-Based Compensation
------------------------

The Company has stock-based employee compensation, which is described more fully in Note 12. The Company accounts for this compensation under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations, and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss would have been reduced to the pro forma amounts indicated below:

                     INTREPID TECHNOLOGY AND RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Income Per Share
----------------

                                                                        Year Ended June 30,
                                                                        -------------------
                                                                        2005          2004
                                                                    ------------  ------------
Net loss  as reported                                               $(1,471,208)  $  (597,961)
Deduct:
Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects     (149,456)     (717,614)
                                                                    ------------  ------------

Net loss pro forma                                                   (1,620,664)   (1,315,602)
                                                                    ============  ============

Loss per share:
  Basic and diluted -  as reported                                  $      (.01)  $      (.01)
                                                                    ============  ============
  Basic and diluted -  pro forma                                    $      (.01)  $      (.01)
                                                                    ============  ============

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of ITR and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications
-----------------

Certain accounts in the 2004 financial statements have been reclassified to conform with the presentation in the 2005 financial statements.

NOTE 2 - GOING CONCERN
----------------------

As of June 30, 2005, the Company has a stockholders deficit, has incurred a loss, and has negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management has engaged an investment-banking firm to obtain bond financing under a State of Idaho approved bond inducement resolution to expand operations and production capabilities. There can be no assurance that such funds will be available to the Company nor that these efforts will be successful.

NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable consists of the following:

                                                   2005      2004
                                                ---------  --------
Trade receivables                               $131,434   $195,352
Allowance for doubtful accounts                  (33,000)        --
                                                ---------  --------
                                                $ 98,434   $195,352
                                                =========  ========

                     INTREPID TECHNOLOGY AND RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT
---------------------------------------

Property, plant and equipment consists of the following:

                                                                2005        2004
                                                             -----------  ---------
Digester plants                                              $  898,416   $273,996
Computers and software                                           43,474     42,556
Furniture                                                        11,983     11,259
Pumping Station                                                  64,500     64,500
Vehicles                                                          3,000      3,000
                                                             -----------  ---------
                                                              1,021,373    395,311
Less accumulated depreciation                                   (68,631)   (29,251)
                                                             -----------  ---------
                                                             $  952,742   $366,060
                                                             ===========  =========


NOTE 5 - RELATED PARTY NOTES PAYABLE
------------------------------------

Related party notes payable consists of the following:

                                                                                     2005     2004
                                                                                    -------  -------
Note payable to a stockholder and officer bearing interest at 10 %, due on demand,  $40,288  $40,288 unsecured.

Note payable to a stockholder and officer bearing interest at 10 %, due on demand,   20,235   20,235
                                                                                    -------  -------
unsecured.
                                                                                    $60,613  $60,613
                                                                                    =======  =======


NOTE 6 - LONG-TERM DEBT
-----------------------

Long-term debts consist of the following:

                                                                                           2005        2004
                                                                                        -----------  --------
Convertible debenture payable to Cornell  Capital Partners, LP bearing interest at 5%, due on May 10, 2008, secured by the assets of the Company.  The debenture (all or part) may be converted, at the option of the holder, into common shares not to exceed
4.99% of the outstanding shares of the common stock following such conversion.          $  773,096         --

Note payable to Cornell Capital Partners, LP bearing interest at 12%, due October 10,
2005, secured by common shares.                                                            300,000         --

Note payable to a bank in monthly installments of $5,161, including interest at 5.75%, due October 2005, secured by the assets of the Company and personally guaranteed by
certain officers of the Company.                                                           109,471    162,965

Convertible note payable to a contractor bearing interest at 7.5%, due on October 22,
2005, secured by common stock.                                                              30,698         --
                                                                                        -----------  --------
                                                                                         1,213,265    162,965
Less current portion of long-term debt                                                    (382,948)        --
                                                                                        -----------  --------
                                                                                        $  830,317   $162,965
                                                                                        ===========  ========

                     INTREPID TECHNOLOGY AND RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Long-term debts maturities:

Year ending June 30,                                  AMOUNT
                                                    ----------
2006                                                $  382,948
2007                                                    57,221
2008                                                   773,096
                                                    ----------
                                                    $1,213,265
                                                    ==========

NOTE 7 - OPERATING LEASES
-------------------------

The Company leases office space in Idaho Falls, Idaho, under a non-cancelable operating lease which expires in November 2005. Rental expense relating to this operating lease for the years ended June 30, 2005 and 2004 was approximately $67,000 and $63,000, respectively.

The Company leases a CNG gas filling station in Idaho Falls, Idaho, under a non-cancelable operating lease which expires in September 2009. Rental expense related to this operating lease for the years ended June 30, 2005 and 2004 was approximately $3,000 and $1,000, respectively.

The Company leases a copier located in the Idaho Falls, Idaho, office under a non-cancelable operating lease which expires in December 2005. Rental expense related to this operating lease for the years ended June 30, 2005 and 2004 was approximately $6,000 and $6,000, respectively.

The Company leases a phone system located in the Idaho Falls, Idaho, office under a non-cancelable operating lease which expires in November 2005. Rental expense related to this operating lease for the years ended June 30, 2005 and 2004 was approximately $3,000 and $3,000, respectively.

Future minimum lease payments under the non-cancelable lease obligations as of June 30, 2005 are approximately as follows:

Year ending June 30,                                AMOUNT
                                                    -------
2006                                                $37,000
2007                                                  6,000
2008                                                  6,000
2009                                                  2,000
                                                    -------
                                                    $51,000
                                                    =======

NOTE 8 - INCOME TAXES
---------------------

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                         2005         2004
                                                     ------------  ----------
Income tax benefit at statutory rate                    (500,000)    (74,346)
Change in valuation allowance                            500,000     459,889
                                                     ------------  ----------
                                                     $        --   $ 385,543
                                                     ============  ==========

Deferred tax assets are as follows:
Net operating loss carryforwards                       1,401,000     901,000
Valuation allowance                                   (1,401,000)   (901,000)
                                                     ============  ----------
                                                     $        --   $      --
                                                     ============  ==========

The Company has net operating loss carryforwards of approximately $4,169,000, which begin to expire in the year 2008. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

                     INTREPID TECHNOLOGY AND RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Actual amounts paid for interest and income taxes are approximately as follows:

                                                                 2005    2004
                                                                ------  -------
Interest                                                        $8,000  $22,749
                                                                ======  =======
Income taxes                                                        --       --
                                                                ======  =======

During the year ended June 30, 2005, the Company:
     - Issued 2,401,429 shares of common stock in exchange for accounts payable and accrued expenses of $114,690
     - Acquired $30,698 of property and equipment for a convertible note payable

During the year ended June 30, 2004, the Company:
     - Issued 583,333 shares of common stock in exchange for a stock subscription receivable of $35,000
     - Issued 235,555 shares of common stock in exchange for an outstanding debenture note of $10,600
     - Issued 500,000 shares of common stock in exchange for property and equipment of $32,500
     -    Issued  shares  of common stock in exchange for investments of $17,794
     - Issued 254,157 shares of common stock for the purchase of a subsidiary of $19,975.

NOTE 10 - CAPITAL STOCK
-----------------------

Preferred Stock
---------------

The Company's preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at June 30, 2005 and 2004.

Standby Equity Distribution Agreement
-------------------------------------

On March 10, 2005, the Company entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (Cornell). Pursuant to the SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $25 million. For each share of common stock purchased under the SEDA, Cornell will pay the Company 99% of the lowest closing bid price of the common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. Cornell will retain 5% of each advance under the SEDA. Cornell also received 10,000,000 shares of the Company's common stock upon execution of the SEDA as a one time fee. The Company was also required to issue a total of 888,297 common shares to Newbridge Securities Corp. and Howard Salamon as a fee for the execution of the SEDA. The issuance of these shares is accounted for as a cost of the issuance of the shares to be issued under the SEDA.

NOTE 11 - STOCK OPTIONS
-----------------------

The Company has adopted a stock option plan (the Plan). Under the Plan, the Company may issue shares of the Company's common stock or grant options to acquire the Company's common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan.

                     INTREPID TECHNOLOGY AND RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

A schedule of the options outstanding is as follows:

                                                                 Exercise
                                                                Price Per
                                                    Shares        Share
                                                  -----------  ------------
Outstanding at July 1, 2003                       11,722,900   $ .009 -.010
Granted                                           10,887,800    .035 - .060
Exercised                                         (2,210,000)          .010
Canceled                                            (864,800)          .010
                                                  -----------

Outstanding at June 30, 2004                      19,535,900    .009 - .060
Granted                                            4,100,000    .038 - .040
Exercised                                         (2,709,000)   .010 - .035
Canceled                                          (1,000,000)          .010
                                                  -----------

Outstanding at June 30, 2005                      19,926,900   $ .009 -.060
                                                  ===========


NOTE 12 - STOCK BASED COMPENSATION
----------------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as described in Note 1. The fair value of each option granted during 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                       2005      2004
                                                     --------  --------
Expected dividend yield                                   --        --
Expected stock price volatility                          161%      206%
Risk-free interest rate                                    4%        5%
Expected life of options                             5 YEARS   5 YEARS

The weighted average fair value of each option granted during 2005 and 2004 was approximately $.04 and $.07, respectively.

The following table summarizes information about common stock options outstanding at June 30, 2005:

                    Outstanding                         Exercisable
-------------------------------------------------  ----------------------
                             Weighte
                             Average
                            Remaining    Weighted    Number     Weighted
                           Contractual   Average   Exercisable   Average
  Exercise      Number         Life      Exercise               Exercise
   Price      Outstanding    (Years)      Price                   Price
------------  -----------  ------------  --------  -----------  ---------
$.009 - .010    5,554,100      2.5         .01       6,554,100  $  .01
..035 - .040    14,355,000      3.8         .04      14,355,000     .04
    .06            17,800      3.3         .06          17,800     .06
------------  -----------  ------------  --------  -----------  ---------
$.009-.060     19,926,900      3.4         .03      20,926,900     .03
============  ===========  ============  ========  ===========  =========

                     INTREPID TECHNOLOGY AND RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at market interest rates.

NOTE 14 - SALES TO MAJOR CUSTOMERS
----------------------------------

The Company had revenue from major customers during the years ended June 30, 2005 and 2004, which exceeded ten percent of total revenue approximately as follows:

                                                         2005      2004
                                                        -------  ---------
Company A                                               171,000    580,000
Company B                                               100,000  1,401,000


NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No 29", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No 151, 152, 153, and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

In December 2004, the FASB issued SFAS 123 (revised 2004), "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company's financial statements. The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its consolidated financial statements.



ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.


ITEM 8B.   OTHER INFORMATION.

     The Company will file Items 9-12 with the definitive proxy statement (Schedule 14(a)), within 120 days of the fiscal year ending June 30, 2005.

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


ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a)     FINANCIAL  STATEMENTS,  SCHEDULES  AND  EXHIBITS

             1.   Financial  statements  and  report  of  Jones  Simkins,  P.C.
                    Independent Auditors' Report Jones Simkins, P.C. & Eide Bailly LLP
                    Consolidated Balance Sheets - June 30, 2005 and 2004 Consolidated Statements of Operations for the years ended June 30, 2005 and 2004
                    Consolidated Statements of Stockholders' Equity for the years ended June 30, 2005 and 2004
                    Consolidated Statements of Cash Flows for the years ended June 30, 2005 and 2004
                    Notes to Consolidated Financial Statements
                    Consent of Jones Simkins, P.C. for the year ended June 30, 2005
                    Consent of Eide Bailly LLP. for the year ended June 30, 2004

             2.   Financial statement schedules

                    Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

             3.   Exhibits

-------  ----------------------------------------------------------------------  -------------------------------------
Exhibit                                                                             Incorporated by Reference from
  No.    Description                                                                         Registrant's
-------  ----------------------------------------------------------------------  -------------------------------------
    3.1  Articles of Incorporation.                                              Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
    3.2  Bylaws.                                                                 Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
    3.3  Amended Articles of Incorporation.                                      Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
    3.4  Amended Articles of Incorporation.                                      Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
    4.1  Specimen Stock Certificate.                                             Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
   10.1  Yellow Pines Resources Agreement.                                       Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
   10.2  American Diatomite Agreement.                                           Form 10SB Registration March 22, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
   10.3  American Diatomite Agreement.                                           Form 10-KSB October 20, 2000
-------  ----------------------------------------------------------------------  -------------------------------------
   10.4  Agreement to Sell and Purchase Mineral Reserves, Real Property and
         Shares of Common Stock                                                  Form 10-KSB October 15, 2001
-------  ----------------------------------------------------------------------  -------------------------------------
   10.5  Addendum to Agreement to Sell and Purchase Mineral Reserves, Real
         Property and Shares of Common Stock                                     Form 10-KSB October 15, 2001
-------  ----------------------------------------------------------------------  -------------------------------------
   10.7  2003 Stock Option Plan                                                  Form 14(a) October 24, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
   10.8  Sale of the Mineral Rights of the Garnet, Montana mine
-------  ----------------------------------------------------------------------  -------------------------------------
   10.9  The sale of securities through Cornell Capital Partners LP and
         Newbridge Securities Corporation                                        Form SB-2 December 17, 2004
-------  ----------------------------------------------------------------------  -------------------------------------
  10.10  The sale of securities through Cornell Capital Partners LP and
         Newbridge Securities Corporation                                        Form SB-2 March 11, 2005
-------  ----------------------------------------------------------------------  -------------------------------------


-------  ----------------------------------------------------------------------  -------------------------------------
  10.11  Issuance on securities under Form S-8 and the Stock Option Plan         Form S-8 June 23, 2005
-------  ----------------------------------------------------------------------  -------------------------------------
   31.1  Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
-------  ----------------------------------------------------------------------  -------------------------------------
   31.2  Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
         by Vice-President, Secretary and Treasurer
-------  ----------------------------------------------------------------------  -------------------------------------
     32  Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and
         Chief Executive Officer and Vice-President, Secretary and Treasurer
-------  ----------------------------------------------------------------------  -------------------------------------

REPORTS ON FORM 8-K

     During the fourth quarter ending June 30, 2005 the Company filed two (2) reports on Form 8-K

-------  ----------------------------------------------------------------------  -------------------------------------
   10.6  Iron Mask Mining Company merger agreement with Intrepid
         Engineering Company and Western Technology and Management, Inc.         Form 8-K April 8, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Intrepid Technology and Resources, Inc. change of certifying
         accountants                                                             Form 8-K May 24, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Amendment to report pro forma financial information on merger filed
         on Form 8-K April 8, 2002                                               Form 8-K/A June 11, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Amendment, Item 7.  Letter from accountant and Company
         correspondence                                                          Form 8-K/A June 20, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Resignation of Registrant's Directors and change in management          Form 8-K July 8, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Resignation of Registrant's Directors                                   Form 8-K August 21, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Amendment to Form 8-K filed on May 24, 2002 for change of
         certifying accountants.  Correction letter of predecessor accountant.   Form 8-K/A September 10, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Election of Lynn Smith to the Board of Directors and Chairman of the
         Audit Committee                                                         Form 8-K September 13, 2002
-------  ----------------------------------------------------------------------  -------------------------------------
         Letters of Notice to Cure a Default whereby a deed was not transferred
         for mineral rights purchased in the Iron Mask Mining Company merger     Form 8-K February 6, 2003
-------  ----------------------------------------------------------------------  -------------------------------------
         Amendment to Form 8-K filed on April 8, 2002 for the merger with
         Iron Mask Mining Company.  Change of Accounting acquiror                Form 8-K/A February 19, 2004
-------  ----------------------------------------------------------------------  -------------------------------------
         Item 5. Other, that the Company will apply FASB 121 Impairment of
         Long Lived assets to those purchased in the merger of March 2002        Form 8-K April 6, 2004
-------  ----------------------------------------------------------------------  -------------------------------------
         The acquisition of the Wright Oil and Broadway Ford natural gas joint
         venture fueling station in Idaho                                        Form 8-K April 26, 2004
-------  ----------------------------------------------------------------------  -------------------------------------
         The Company completed the Purchase Agreement for 33% of the
         Magic Valley Energy Coalition, now a wholly owned subsidiary            Form 8-K May 19, 2004
-------  ----------------------------------------------------------------------  -------------------------------------
         Earnings Release for the quarter ending March 31, 2004                  Form 8-K May 19, 2004
-------  ----------------------------------------------------------------------  -------------------------------------
         Amendment 4, to correct the income and include the transaction costs
         of the merged companies, IMKG, WTM, & IES                               Form 8-K/A June 15, 2004
-------  ----------------------------------------------------------------------  -------------------------------------
         Amended to include the historical, pro forma, and other required
         financial statements for the purchase of Wright Oil and Broadway Ford   Form 8-K/A July 16, 2004
-------  ----------------------------------------------------------------------  -------------------------------------
         Entered a Standby Equity Distribution Agreement and a Securities
         Purchase Agreement with Cornell Partners LP                             Form 8-K October 19, 2004
-------  ----------------------------------------------------------------------  -------------------------------------
         Entered a Securities Purchase Agreement with Cornell Partners LP        Form 8-K December 13, 2004
-------  ----------------------------------------------------------------------  -------------------------------------
         Amended Articles of Incorporation                                       Form 8-K December 21, 2004
-------  ----------------------------------------------------------------------  -------------------------------------
         Appointment of a new director to the board                              Form 8-K January 14, 2005
-------  ----------------------------------------------------------------------  -------------------------------------
         Entered into a termination agreement with Cornell Capital Partners LP   Form 8-K January 28, 2005
-------  ----------------------------------------------------------------------  -------------------------------------
         Entered into a termination agreement for the Standby Equity
         Distribution Agreement with Cornell Capital Partners LP and
         unregistered sales of securities thereto agreed                         Form 8-K March 10, 2005
-------  ----------------------------------------------------------------------  -------------------------------------
         Change of certifying public accountant                                  Form 8-K July 11, 2005
-------  ----------------------------------------------------------------------  -------------------------------------

ITEM 14.   CONTROLS AND PROCEDURES

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

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------


     We consent to the incorporation by reference of our financial statement audit report dated September 14, 2005, appearing in this Annual Report on Form 10-KSB of Intrepid Technology and Resources, Inc. for the year ended June 30, 2005.




JONES SIMKINS, P.C.
Logan, Utah
September 26, 2005



--------------------------------------------------------------------------------



CONSENT OF INDEPENDENT PUBLIC AUDITORS

To Intrepid Technology & Resources, Inc. and Subsidiaries

As independent public accountants, we hereby consent to the inclusion of our reports on the financial statements of Intrepid Technology & Resources, Inc., dated August 11, 2004 (except for Note 13 dated October 12, 2004), included in this report on Form 10-KSB, as filed with the Securities and Exchange Commission.




Eide Bailly LLP (f.k.a. Balukoff, Lindstrom & Co. P.A.--joined Eide Bailly LLP November 1, 2004)
Boise, Idaho
September 26, 2005




--------------------------------------------------------------------------------

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INTREPID TECHNOLOGY & RESOURCES, INC.
                                               (Registrant)


Date:  September 27, 2005         By:  /s/ Dr. Dennis D. Keiser, Chief Executive
                                       -----------------------------------------
                                       Officer & President
                                       -------------------


Date:   September 27, 2005        By:  /s/ Dr. Jacob D. Dustin, Vice President,
                                       ----------------------------------------
                                       Secretary, and Treasurer
                                       ------------------------