Form 10QSB
period 2005-09-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2005-11-14
CIK 1083742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                       ACT
                                     OF 1934

                For the quarterly period ended September 30, 2005

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

Yes  [X]  No  [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
162,416,766 shares of common stock, $0.005 par value per share, as of November 10, 2005.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

TABLE OF CONTENTS

                      PART I - FINANCIAL INFORMATION


Item   1.                 Financial Statements
           Balance Sheets . . . . . . . . . . . . . . . . . . .  3
           Statements of Operations . . . . . . . . . . . . . .  4
           Statements of Cash Flows . . . . . . . . . . . . . .  5
           Notes to Unaudited Financial Statements. . . . . . .  6

Item   2.  Management's Discussion and Analysis . . . . . . . . 11
           Results of Operations. . . . . . . . . . . . . . . . 11
           Capital Requirements . . . . . . . . . . . . . . . . 14
Item   3.  Controls and Procedures. . . . . . . . . . . . . . . 17

                         PART II - OTHER INFORMATION

Item   1.  Legal Proceedings. . . . . . . . . . . . . . . . . . 19
Item   2.  Changes in Securities. . . . . . . . . . . . . . . . 19
Item   3.  Defaults Upon Senior Securities. . . . . . . . . . . 19
Item   4.  Submission of Matters to a Vote of Security Holders  19
Item   5.  Other Information. . . . . . . . . . . . . . . . . . 19
Item   6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . 19
           Signature Page . . . . . . . . . . . . . . . . . . . 20
           Certifications . . . . . . . . . . . . . . . . . . . 21

                                       PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                                    INTREPID TECHNOLOGY & RESOURCES, INC.
                                        CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 30,     JUNE 30,
                                                                                   2005            2005
                                                                                 UNAUDITED       AUDITED
                                                                              ---------------  ------------
ASSETS
Current Assets:
  Cash                                                                        $      176,990   $    65,737
  Accounts receivable, net                                                            61,906        98,434
   Prepaid expenses                                                                   81,482        85,639
  Other assets                                                                         1,200         1,600
                                                                              ---------------  ------------
Total current assets                                                                 321,578       251,410

Property, plant and equipment, net                                                   963,148       952,742
                                                                              ---------------  ------------
Total Assets                                                                  $    1,284,726   $ 1,204,152
                                                                              ===============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                            $       92,551   $   148,419
  Accrued liabilities                                                                265,408       258,627
  Related party notes payable                                                         60,613        60,613
  Current portion of long-term debt                                                  357,948       382,948
                                                                              ---------------  ------------
Total current liabilities                                                            776,520       850,607

Long term debt                                                                       680,779       830,317
                                                                              ---------------  ------------
    Total liabilities                                                              1,457,319     1,680,924
Commitments and contingencies
Shareholders' deficit:
Preferred stock, $1 par value; 5,000,000 shares authorized, no shares issued
and outstanding                                                                           --            --
  Common stock, $.005 par value, 350,000,000 shares authorized,
150,708,717 and 137,694,025 shares issued and outstanding, respectively              753,543       688,470
  Additional paid-in capital                                                       5,670,749     4,998,505
  Stock subscription receivable                                                      (16,200)      (16,200)
  Accumulated deficit                                                             (6,580,685)   (6,147,547)
                                                                              ---------------  ------------
Total stockholders' deficit                                                         (172,593)     (476,772)
                                                                              ---------------  ------------

Total liabilities and stockholders' deficit                                   $    1,284,726   $ 1,204,152
                                                                              ===============  ============

The accompanying notes are an integral part of these financial statements.

                         INTREPID TECHNOLOGY & RESOURCES, INC.
                    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Three Months Ended
                                                              September 30,
                                                         2005               2004
                                                   -----------------  -----------------

Revenue                                            $        140,989   $         88,903
Costs of revenue                                             86,247             83,459
                                                   -----------------  -----------------

Gross profit                                                 54,742              5,444

Operating expenses:
  General and administrative expenses                       329,531            236,388
  Research and development                                  107,239                 --
                                                   -----------------  -----------------

    Loss from operations                                   (382,028)          (230,944)

Other income (expense)
  Interest income                                                --                669
  Interest expense                                          (51,110)            (3,150)
  Loss on investment                                             --            (12,743)
                                                   -----------------  -----------------

Loss before provision for income taxes                     (433,138)          (246,168)

Provision for income taxes                                       --                 --
                                                   -----------------  -----------------

Net loss                                           $       (433,138)  $       (246,168)
                                                   =================  =================


Net loss per common share-basic and diluted        $             --   $             --
                                                   =================  =================

Weighted average common shares-basic and diluted        143,982,000        115,023,000
                                                   =================  =================

The accompanying notes are an integral part of these financial statements

                                     INTREPID TECHNOLOGY & RESOURCES, INC.
                                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                For the Three Months Ended
                                                                                      September 30,
                                                                                2005               2004
                                                                          -----------------  -----------------
Cash flows from operating activities:

  Net income (loss)                                                       $       (433,138)  $       (246,168)
    Adjustments to reconcile net loss to net cash provided by  (used by)
    operating activities:
      Stock compensation expense                                                    46,336             85,520
      Depreciation                                                                  13,499              2,737
      Interest expense on debentures                                                 9,480                - -
      Loss on investment                                                                               12,743
(Increase) decrease in:
      Accounts receivable                                                           36,528            114,365
      Prepaid expenses                                                               4,157            (32,545)
      Other assets                                                                     400                 --
Increase (decrease) in:
      Accounts payable                                                             (52,866)            18,291
      Accrued liabilities                                                            9,258             52,101
                                                                          -----------------  -----------------

Net cash provided by (used by) operating activities                               (366,346)             7,044
                                                                          -----------------  -----------------

Cash flows from investing activities:
      Purchases of property and equipment                                          (23,905)          (313,851)
      Investment purchase                                                               --            (17,800)
      Proceeds from sale of investment                                                  --             22,851
                                                                          -----------------  -----------------
Net cash used in investing activities                                              (23,905)          (308,800)
                                                                          -----------------  -----------------

Cash flows from financing activities:
      Proceeds from long-term debt                                                 450,000                 --
      Payments on long-term debt                                                  (483,998)           (13,953)
      Issuance of common stock                                                     565,752            235,797
      Common stock offering costs                                                  (30,250)                --
      Payments received from stock subscription receivable                              --             10,000
                                                                          -----------------  -----------------
Net cash provided by financing activities                                          501,504            231,844
                                                                          -----------------  -----------------

Net increase (decrease ) in cash                                                   111,253            (69,912)
Cash, beginning of period                                                           65,737            134,856
                                                                          -----------------  -----------------
Cash, end of period                                                       $        176,990   $         64,944
                                                                          =================  =================

The accompanying notes are an integral part of these financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-KSB for the year ended June 30, 2005, as filed with the Securities and Exchange Commission.

Stock-Based Compensation
------------------------

The Company has stock-based employee compensation, which is described more fully in Note 12 to the audited financial statements of the Company as of June 30, 2005. The Company accounts for this compensation under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations, and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No new stock options were granted during the three months ended September 30, 2005.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss would have been reduced to the pro forma amounts indicated below:

                                                                                 Three months ended
                                                                                    September 30,
                                                                                 2005         2004
                                                                              -----------  -----------
Net loss as reported                                                           ($433,138)   ($246,168)
Deduct:
    Total stock-based employee compensation expense determined
    under fair value based method for all awards, net of related tax effects          --       64,205
                                                                              -----------  -----------
Net loss pro forma                                                             ($433,138)   ($310,373)
                                                                              ===========  ===========
Loss per share:
    Basic and diluted - as reported                                           $       --   $       --
                                                                              ===========  ===========
    Basic and diluted - pro forma                                             $       --   $       --
                                                                              ===========  ===========


Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of ITR and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications
-----------------

Certain accounts in the 2004 unaudited financial statements have been reclassified to conform with the presentation in the 2005 unaudited financial statements.

Note 2 - Going Concern
----------------------

As of September 30, 2005, the Company has a stockholder's deficit, has incurred a loss, and has negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management has engaged an investment banking firm to obtain bond financing under a State of Idaho approved bond inducement resolution to expand operations and production capabilities. While activities continue on schedule for this bond financing, there can be no full assurance that such funds will be available to the Company nor that these efforts will be successful.


Note 3 - Supplemental Cash Flow Information
-------------------------------------------

Actual amounts paid for interest and income taxes are approximately as follows:

                                                          2005   2004
                                                          -----  -----
     Interest expense                                     $1300  2,000
                                                          =====  =====

     Income taxes                                         $  --     --
                                                          =====  =====

During the three months ended September 30, 2005, the Company:

     - Issued 203,585 shares of common stock in exchange for accounts payable and accrued liabilities of $5,479.

     - Issued 2,727,273 shares of common stock in exchange for long-term debt of $150,000.


During the three months ended September 30, 2004, the Company issued common stock in exchange for services, prepaid assets and debt of $85,520.


Note 4 - Standby Equity Distribution Agreement
----------------------------------------------

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes filed thereto on Form 10-KSB with the U.S. Securities and Exchange Commission for the year ending June 30, 2005.

RESULTS OF OPERATIONS
---------------------

REVENUE

Revenue  for  the  quarter  ended  September 30, 2005, increased 59% to $140,989 compared to $88,903 for the same period of 2004. This increase was due primarily to the recovery from low levels of outside contracting activity in the earlier period. The Company intends to continue to pursue opportunities for outside contracting at the Idaho National Laboratory and other government facilities to the extent that these opportunities do not significantly interfere with and the Company's shift to designing and building of biogas facilities. The Company's current principal focus is on the Biogas fuels facility, for which revenue will be minimal until the facility comes on line and is producing biofuels. For biofuels facilities that the Company designs, constructs and operates for others, it is anticipated that revenue will be recognized more rapidly, as such services are provided.

In both three month periods ending September 30, 2005 and 2004, the Company's primary customers were Idaho National Laboratory ("INL") at Idaho Falls, Idaho and Oak Ridge Associated Universities (ORAU). INL and ORAU both provided more than ten percent of the total revenue recognized by the Company in those periods.

DIRECT OPERATING COSTS

Direct operating costs for the three months ending September 30, 2005 and 2004, were $86,247 and $83,459 respectively, representing an 3% increase. The increase is due to the increased volume of engineering services work and direct operating costs that paralleled this work. Additionally, the Company made further efforts to reduce direct costs by using less subcontracted services, eliminating certain rental fees, making better use of supplies, and exercising better management of direct payroll costs.

GROSS PROFIT

The Company had a gross profit of $54,742 in the quarter ended September 30, 2005 compared to a gross profit of $5,444 for the same quarter in 2004. This is primarily due to the major shift of resources into construction and operation of the Company-owned Whitesides Biogas Plant and the design and preliminary development of the Company-owned West Point Biogas Plant.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended September 30, 2005, general and administrative expenses were $329,531 compared to $236,388 for the same quarter ended March 31, 2004. This 39% increase was the result of increased administrative expenses beyond those required for the previous engineering services work, adding expense as the Company increased efforts in expanding the Biogas operations.

INTEREST  EXPENSE

For the three months ended September 30, 2005, the Company had interest expense of $51,110 compared to $3,150 for the same period ending September 30, 2004. The interest expense was for interest paid on the term loan, debentures and interest accrued on notes payable to officers and employees of the Company. With the anticipated bond offering to finance the first two biogas facilities, interest expense is likely to increase in future periods.

NET LOSS

For the three months ended September 30, 2005, the Company had a net loss of $433,138 compared to net loss of $246,168 for the same period ended September 30, 2004. In 2004, the loss was due to a significant drop in engineering contract revenue, while the transition to the biofuels business was starting up. For 2005, the transition to the new biofuels business accelerated, but revenue will not be received until the first facility is online and biogas can be delivered to the customer.


MANAGEMENT'S PLAN OF OPERATION
------------------------------

Providing engineering and technical services has been the primary source of revenue, and hence the primary business focuses, in the past. The Company expects to continue providing such services in the future, but with decreased emphasis. In fiscal year 2006, the Company will continue its emphasis on becoming a significant producer and distributor of biogas products and facilities. The following discussion provides an overview of our progress in making the transition from being primarily a provider of engineering services.

The fundamental aspects of the Company's business model are:

     - Utilize cutting edge, but established, technology for the production of biogas from large animal operations.
     - Utilize off-the-shelf equipment for clean-up of the biogas to meet pipeline-quality specifications and produce liquid products.
     -    Maintain  equity  positions  on  all  biogas  projects
     - Begin operations in known territory (Idaho), and expand into other western states as resources allow.
     - Maintain relationships with equity and debt capital markets to retain the capability to finance projects, for the Company's ownership or to assist customers.
     - Market biogas products to local gas utilities, industrial users, and transportation users
     - Team with experienced companies for the marketing and distribution of biogas products



DEVELOPMENT  PLAN

Over the next four years, the Company plans to place 250,000 head of dairy cattle into biogas production. The Company will design, construct and operate these facilities consistent with the business model parameters described above.

The centerpiece of this development plan is an exclusive geographic and case-by-case national sub-licensing agreement for anaerobic digestion technology that produces biogas with nearly a 33% higher concentration of methane than competing processes. This technology has a successful 5-year operational history and has been demonstrated with both cow and swine waste.

Our goal is to become the premier fully integrated biogas developer in the United States. Our approach is to use superior technology and know-how to convert manure waste from dairy and feedlot operations into high BTU biogas that can be further processed to produce (1) pipeline quality gas for sale to a gas utility; (2) combustion gas to fuel boilers for processing materials; (3) liquid natural gas for transportation fuel, peaking, and/or remote community service; and, eventually, (4) hydrogen to energize fuel cells for transportation and distributed or non-distributed energy sources. Our range of services include:

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

     Phase I consists of 10,500 cows located on 2 different dairies and establishes the west anchor point to the Magic Valley Westside field as well as expands the Rupert plant to full capacity. Construction will begin in CY 2005 and be complete in CY 2006.

     Phase II consists of 40,000 cows located on 3-5 different dairies (depending on outcomes of individual dairymen's current consolidation and expansion plans). Construction will be initiated in CY 2006 and conclude in CY-2007.

This project will be debt financed through the sale of bonds. Capital cost will be approximately $35 million, the first phase of which will be just over $10 million. These funds will provide for anaerobic digester plants constructed at participating dairies, gas conditioning clean-up equipment for processing the raw biogas to pipeline quality standards, and a supporting gas line gathering system to transport the clean gas to the gas utility distribution system. A majority of the costs (approximately 70%) is for construction of the digesters.

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


CAPITAL  RESOURCES  AND  LIQUIDITY

As the Company expands into the biofuels business, it will face continuing challenges to finance this growth. This is particularly true of Phase I of the Magic Valley development projects described above. To obtain the funds necessary to complete these capital assets, the Company is in the process of obtaining bond financing. It is anticipated that approximately $10 million will be made available for these design and construction efforts. This debt will be payable over a 15 year period, starting after the anticipated commencement of full operations at these two facilities. Management believes that these funds will be adequate to complete these facilities.

In addition to the capital expenditures for these first facilities, financing resources are needed to support operations. The Company has made reasonable efforts to meet cash flow demands from ongoing operations but the Company still may not always be able to obtain funds under the Standby Equity Distribution Agreement (SEDA) or obtain sufficient amounts to satisfy the Company's working capital or other capital needs. The Company finished the quarter ended September 30, 2005 with cash available of $176,990 compared to $65,737 at June
30, 2005 The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock. The Company plans to use any additional funding to assist in the Biogas production facility that is considered construction in progress, a component of Property, plant and equipment, net, on the balance sheet.

As of September 30, 2005, the Company had negative working capital of $454,942 compared to a deficit of $599,197 as of June 30, 2005. The current ratio at September 30, 2005 was: 0.41:1 and 0.30:1 at June 30, 2005. This improvement is related to the timing of funds obtained during the quarter through the SEDA arrangement.

The  Company  had  a  bank  term  loan with a fixed rate of 5.75% with a balance
$100,473 as of September 30, 2005. The credit is secured by all business assets and personally guaranteed by the principals of the Company. As of September 30, 2005, the loan was in good standing, and as of the date of this filing the term loan is also in good standing. The Company also has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: Mr. Kenoyer has made two loans to the company and as of September 30, 2005, the total balance due him was $20,325. The first loan accrues interest at the rate of 10 percent and has a balance of $407. The second accrues interest at the rate of 7 percent and has a balance of $19,918. Mr. Dustin has also made two loans to the company and as of September 30, 2005, the total balance due him was $40,287. The first loan accrues interest at the rate of 10 percent and has a balance of $9,251. The second accrues interest at the rate of 7 percent and has a balance of $31,036.

During the three months ended September 30, 2005, the Company used net cash of $366,346 for operating activities, compared to $7,044 of net cash provided by operating activities for the 2004 period. The increase of cash used by operating activities is mainly result of the Company's $433,138 net loss in the three month period ending September 30, 2005.

During the three months ended September 30, 2005, the Company used $23,905 in investing activities, primarily in adding equipment for the initial biogas generating facility, compared to $308,800 used in the year earlier period. In 2004, the Company purchased property and equipment towards the Biogas production.

During the three months ended September 30, 2005, financing activities provided $501,504 in net cash, consisting of $535,502 net of costs from the issuance of common stock, plus $450,000 additional long-term debt, offset by payments on long-term debt of $483,998. In the comparable period for 2004, the Company had $231,844 of net cash provided by financing activities, which consisted of $245,797 in proceeds from stock sales, offset in part by $13,953 payments on long-term debt.

Debenture  Debt
---------------

The Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000 in October 2004. The debentures are convertible at the holder's option any time up to maturity at a fixed conversion price of $.055 per share. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. At maturity, October 14, 2007, if not repaid, the debentures will automatically convert into shares of common stock at a fixed conversion price of $.055 per share. As of September 30, 2005 $150,000 of the debenture has been converted.


Standby  Equity  Distribution  Agreement.
----------------------------------------

The  Company  has  a  Standby  Equity Distribution Agreement (SEDA) with Cornell
Capital Partners LP. Under this agreement, the Company has issued 12,032,848 shares, plus an initial issuance of $500,000 worth of the Company's stock as a commitment fee for this commitment. Under this agreement, the Company may issue stock worth up to $25,000,000, through March 2007. As of September 30, 2005, an additional $24,000,000 was potentially available under this agreement. It is the Company's intent to utilize this relationship only to the extent necessary to finance the transition of the Company's operations to the biofuels business.

Seasonal Changes  -The Company's operating  revenue is generally not affected by
----------------
seasonal changes.

RECENT ACCOUNTING PRONOUNCEMENTS

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6.     EXHIBITS

--------------------------------------------------------------------------------------------------------------
Exhibit                            Description                                  Incorporated by Reference from
  No.                                                                                    Registrant's
--------------------------------------------------------------------------------------------------------------
31.1     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer  May 13, 2005
--------------------------------------------------------------------------------------------------------------
         Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
31.2     by Vice-President, Secretary and Treasurer                             May 13, 2005
--------------------------------------------------------------------------------------------------------------
         Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and
32       Chief Executive Officer and Vice-President, Secretary and Treasurer    May 13, 2005
--------------------------------------------------------------------------------------------------------------

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         INTREPID TECHNOLOGY & RESOURCES, INC.
                                      (Registrant)


Date: November 10, 2005  By: /s/ Dr. Dennis D. Keiser, Chief Executive Officer &
                             ---------------------------------------------------
                             President, & Acting Chief Financial Officer
                             -------------------------------------------


Date: November 10, 2005  By: /s/ Dr. Jacob D. Dustin, Vice President, Secretary,
                             ---------------------------------------------------
                             and Treasurer
                             -------------