Form 10QSB
period 2005-12-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2006-02-14
CIK 1083742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                For the quarterly period ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the transition period from _______ to _______

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

170,408,769 shares of common stock, $0.005 par value per share, as of February 14, 2006.

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [ ]  No [X]

                                  TABLE OF CONTENTS

                           PART I - FINANCIAL INFORMATION
Item      1.     Financial Statements
                 Balance Sheets. . . . . . . . . . . . . . . . . . .     3
                 Statements of Operations. . . . . . . . . . . . . .     4
                 Statements of Cash Flows. . . . . . . . . . . . . .     5
                 Notes to Unaudited Financial Statements . . . . . .     6

Item      2.     Management's Discussion and Analysis. . . . . . . .    10
                 Results of Operations . . . . . . . . . . . . . . .    10
                 Capital Requirements. . . . . . . . . . . . . . . .    11
Item      3.     Controls and Procedures . . . . . . . . . . . . . .    14

                             Part II - OTHER INFORMATION

Item      1.     Legal Proceedings . . . . . . . . . . . . . . . . .    15
Item      2.     Changes in Securities . . . . . . . . . . . . . . .    15
Item      3.     Defaults Upon Senior Securities . . . . . . . . . .    15
Item      4.     Submission of Matters to a Vote of Security Holders    15
Item      5.     Other Information . . . . . . . . . . . . . . . . .    15
Item      6.     Exhibits. . . . . . . . . . . . . . . . . . . . . .    16
                 Signature Page. . . . . . . . . . . . . . . . . . .    17
                 Certifications. . . . . . . . . . . . . . . . . . .    18

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     INTREPID TECHNOLOGY AND RESOURCES, INC.
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                      December 31,    June 30,
                                                          2005          2005
                       ASSETS                         (Unaudited)     (Audited)
                       ------                        --------------  -----------

Current assets:
  Cash                                               $      59,664       65,737
  Accounts receivable, net                                  54,384       98,434
  Prepaid expenses                                          47,500       85,639
  Bond offering costs                                       57,542            -
  Other assets                                                 600        1,600
                                                     --------------  -----------

    Total current assets                                   219,690      251,410

Property, plant, and equipment, net                      1,252,084      952,742
                                                     --------------  -----------

    Total assets                                     $   1,471,774    1,204,152
                                                     ==============  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                   $     142,814      148,419
  Accrued expenses                                         233,321      258,627
  Related party notes payable                               60,613       60,613
  Current portion of long-term debt                        501,731      382,948
                                                     --------------  -----------

    Total current liabilities                              938,479      850,607

Long-term debt                                             539,996      830,317
                                                     --------------  -----------

    Total liabilities                                    1,478,475    1,680,924
                                                     --------------  -----------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $1 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                 -            -
  Common stock, $.005 par value; 350,000,000 shares
    authorized, 163,108,880 and 137,694,025 shares
    issued and outstanding, respectively                   815,544      688,470
  Additional paid-in capital                             6,184,764    4,998,505
  Stock subscription receivable                            (16,200)     (16,200)
  Accumulated deficit                                   (6,990,809)  (6,147,547)
                                                     --------------  -----------

    Total stockholders' deficit                             (6,701)    (476,772)
                                                     --------------  -----------

    Total liabilities and stockholders' deficit      $   1,471,774    1,204,152
                                                     ==============  ===========

The accompanying notes are an integral part of these financial statements

                                  INTREPID TECHNOLOGY AND RESOURCES, INC.
                                  ---------------------------------------
                              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                              -----------------------------------------------

                                                         Three Months Ended           Six Months Ended
                                                             December 31,               December 31,
                                                    ---------------------------  --------------------------
                                                        2005           2004          2005          2004
                                                    -------------  ------------  ------------  ------------
Revenues, net                                       $    120,299        58,870       261,288       147,773
Costs of revenues                                        129,448        55,380       215,695       138,839
                                                    -------------  ------------  ------------  ------------

    Gross profit                                          (9,149)        3,490        45,593         8,934

Operating expenses:
  General and administrative                             348,436       275,213       677,967       511,600
  Research and development                                25,307             -       132,546             -
                                                    -------------  ------------  ------------  ------------

    Loss from operations                                (382,892)     (271,723)     (764,920)     (502,666)

Other income (expense):
  Interest income                                              -           323             -           993
  Interest expense                                       (27,232)      (11,883)      (78,342)      (15,034)
  Loss on investments                                          -             -             -       (12,744)
                                                    -------------  ------------  ------------  ------------

    Loss before provision for income taxes              (410,124)     (283,283)     (843,262)     (529,451)

Provision for income taxes                                     -             -             -             -
                                                    -------------  ------------  ------------  ------------

    Net loss                                        $   (410,124)     (283,283)     (843,262)     (529,451)
                                                    =============  ============  ============  ============


Net loss per common share - basic and diluted       $          -             -         (0.01)            -
                                                    =============  ============  ============  ============

Weighted average common shares - basic and diluted   156,540,000   124,409,000   149,817,000   119,716,000
                                                    =============  ============  ============  ============

The accompanying notes are an integral part of these financial statements

                       INTREPID TECHNOLOGY AND RESOURCES, INC.
                       ---------------------------------------
                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -----------------------------------------------
                     Six Months Ended December 31, 2005 and 2004
                     -------------------------------------------


                                                                2005         2004
                                                             -----------  ----------
Cash flows from operating activities:
-------------------------------------
  Net loss                                                   $ (843,262)   (529,451)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Stock compensation expense                                   85,477      26,590
    Depreciation                                                 27,042       2,737
    Interest expense on debentures                               16,900           -
    (Increase) decrease in:
      Accounts receivable                                        44,050     111,285
      Prepaid expenses                                           38,139     (20,918)
      Bond offering costs                                       (57,542)          -
      Other assets                                                1,000           -
    Increase (decrease) in:
      Accounts payable                                           (2,603)    (47,744)
      Accrued expenses                                           (7,300)     22,540
                                                             -----------  ----------

        Net cash provided by (used in) operating activities    (698,099)   (434,961)
                                                             -----------  ----------

Cash flows from investing activities:
-------------------------------------
  Purchases of property and equipment                          (326,384)   (580,372)
  Proceeds from sale of investment                                    -      17,794
                                                             -----------  ----------

        Net cash used in investing activities                  (326,384)   (562,578)
                                                             -----------  ----------

Cash flows from financing activities:
-------------------------------------
  Proceeds from long-term debt                                  921,033     622,476
  Payments on long-term debt                                   (859,471)    (26,857)
  Issuance of common stock                                    1,012,848     428,832
  Common stock offering costs                                   (56,000)          -
  Payments received from stock subscription receivable                -      35,000
                                                             -----------  ----------

        Net cash provided by financing activities             1,018,410   1,059,451
                                                             -----------  ----------

        Net increase (decrease) in cash                          (6,073)     61,912

Cash, beginning of period                                        65,737     134,856
                                                             -----------  ----------

Cash, end of period                                          $   59,664     196,768
                                                             ===========  ==========

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

Stock-Based Compensation
------------------------

The Company has stock-based employee compensation, which is described more fully in Note 12 to the audited financial statements of the Company as of June 30, 2005. The Company accounts for this compensation under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations, and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No new stock options were granted during the six months ended December 31, 2005.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss would have been reduced to the pro forma amounts indicated below:

                                                              2005       2004
                                                           ----------  ---------
Net loss as reported                                       $(843,262)  (529,451)
Deduct:
    Total stock-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effects                             -    (64,205)
                                                           ----------  ---------

Net loss pro forma                                          (843,262)  (593,656)
                                                           ==========  =========

Loss per share:
    Basic and diluted - as reported                        $   (0.01)         -
                                                           ==========  =========
    Basic and diluted - pro forma                          $   (0.01)         -
                                                           ==========  =========

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Intrepid Technology and Resources, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications
-----------------

Certain accounts in the 2004 unaudited financial statements have been reclassified to conform with the presentation in the 2005 unaudited financial statements.

Note 2 - Going Concern
----------------------

As of December 31, 2005, the Company has a stockholders deficit, has incurred a loss, and has negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has partially mitigated the Going Concern as a result of entering into the agreement with Cornell Capital as discussed in the Capital Resources and Liquidity section below and Management has engaged an investment banking firm to obtain bond financing under a State of Idaho approved bond inducement resolution to expand operations and production capabilities. While activities continue on schedule for this bond financing, there can be no full assurance that such funds will be available to the Company nor that these efforts will be successful.


Note 3 - Supplemental Cash Flow Information
-------------------------------------------

Actual  amounts paid for interest and income taxes are approximately as follows:

                                                               2005        2004
                                                              ------      ------
          Interest                                            $5,380       2,120
                                                              ======      ======

          Income taxes                                        $    -           -
                                                              ======      ======

During the six months ended December 31, 2005, the Company:

     - Issued 545,128 shares of common stock in exchange for accounts payable and accrued expenses of $21,008.

     - Issued 4,545,455 shares of common stock in exchange for long-term debt of $250,000.

During the six months ended December 31, 2004, the Company issued common stock in exchange for services, prepaid assets and debt of $541,590.


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

RESULTS OF OPERATIONS
---------------------

REVENUE

Revenue for the quarter ended December 31, 2005, increased 104% to $120,299 compared to $58,870 for the same period of 2004. Revenue for the six months ended December 31, 2005, increased 77% to $261,288 compared to $147,773 for the same six months ended December 31, 2004. This increase for both the three and six months ended December 31, 2005 was mainly the result of increased sales of contracted "work for others" over the corresponding periods of one year ago. The Company intends to continue to pursue opportunities for outside contracting at the Idaho National Laboratory and other government and private facilities to the extent that these opportunities do not significantly interfere with and the Company's shift to designing and building of biogas facilities. The Company's current principal focus is on the Biogas fuels facility, for which revenue will be minimal until the facility comes on line and is producing biofuels. For biofuels facilities that the Company designs, constructs and operates for others, it is anticipated that revenue will be recognized more rapidly, as such services are provided.

In both three month periods ending December 31, 2005 and 2004, the Company's primary customers were Idaho National Laboratory ("INL") at Idaho Falls, Idaho and Oak Ridge Associated Universities (ORAU). INL and ORAU both provided more than ten percent of the total revenue recognized by the Company in those periods.

DIRECT OPERATING COSTS

Direct operating costs for the three months ending December 31, 2005 and 2004, were $129,448 and $55,380 respectively, representing a 134% increase. For the six months ended December 31, 2005 direct operating costs also increased to $215,695 from $138,839 in 2004. The increase is due to the increased general and administrative, research and development costs associated with ongoing research and optimization activities at the Company's Whitesides Biogas Plant and design and construction activities at its West Point Biogas Plant. The Company continues its efforts to reduce direct costs by using less subcontracted services, eliminating certain rental fees, making better use of supplies, and exercising better management of direct payroll costs.

GROSS PROFIT

The Company had a gross loss of $9,149 in the quarter ended December 31, 2005 compared to a profit of $3,490 for the same quarter in 2004. For the six months ended December 31, 2005 the Company had a gross profit of $45,593 compared to $8,934 for the same period in 2004. The overall increased profit for the six months ending December 31, 2005 is due to increased revenue from the sales of outside contracted work, but the net loss for the quarter is reflective of the major shift of resources into construction and operation of the Company-owned Whitesides Biogas Plant and the design and preliminary development of the Company-owned West Point Biogas Plant.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended December 31, 2005, general and administrative expenses were $348,436 compared to $275,213 for the same quarter ended December 31, 2004. This 27% increase was the result of increased administrative expenses beyond those required for the previous engineering services work, adding expense as the Company increased efforts in expanding the Biogas operations. For the six months ended December 31, 2005, general and administrative expenses likewise increased 33% for the same reasons to $677,967 compared to $511,600 for the same period of 2004.

INTEREST REVENUE

For the three and six months ended December 31, 2005, the Company received no interest income on investment capital. The Company received $323 and $993 of interest income on investment capital for the corresponding periods in 2004.

INTEREST EXPENSE

For the three months ended December 31, 2005, the Company had interest expense of $27,232 compared to $11,883 for the same period ending December 31, 2004. For the six months ended December 31, 2005 the Company had interest expense of $78,342 compared to $15,034 for the same period ending December 31, 2004. The interest expense was for interest paid on the term loan, debentures and interest accrued on notes payable to others and to officers and employees of the Company. With the anticipated bond offering to finance the first two biogas facilities, interest expense is likely to increase in future periods.

NET LOSS

For the three months ended December 31, 2005, the Company had a net loss of $410,124 compared to a net loss of $283,283 for the same period ended December 31, 2004. For the six months ended December 31, 2005 the Company had a net loss of $843,262 compared to a net loss of $529,451 for the same period ended December 31, 2004. In 2004, the loss was due to a significant drop in engineering contract revenue, while the transition to the biofuels business was starting up. For 2005, the transition to the new biofuels business accelerated, but revenue will not be received until the first facility is online and biogas can be delivered to the customer.


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

The centerpiece of this development plan is an exclusive geographic and case-by-case national use and marketing agreement for a proprietary anaerobic digestion technology with several distinct and unique operational advantages when applied in agricultural settings and that has a successful 5+ year operational history with both cow and swine waste.

Our goal is to become the premier fully integrated biogas developer in the United States. Our approach is to use superior technology and know-how to convert manure waste from dairy and feedlot operations into high BTU biogas that can be further processed to produce (1) pipeline quality gas for sale to a gas utility; (2) combustion gas to fuel boilers for processing materials; (3) liquid natural gas for transportation fuel, peaking, and/or remote community service; and, eventually, (4) hydrogen to energize fuel cells for transportation and distributed or non-distributed energy sources. Our range of services includes:

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

     Phase I consists of 10,500 cows located on 2 different dairies and establishes the west anchor point to the Magic Valley Westside field as well as expands the Rupert plant to full capacity. Construction began in CY 2005 and will be complete in CY 2006.

     Phase II consists of 40,000 cows located on 3-5 different dairies (depending on outcomes of individual dairymen's current consolidation and expansion plans). Design will be initiated in CY 2006 and construction is anticipated to begin in CY-2007.

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

In addition to the capital expenditures for these first facilities, financing resources are needed to support operations. The Company has made reasonable efforts to meet cash flow demands from ongoing operations but the Company still may not always be able to obtain funds under the Standby Equity Distribution Agreement (SEDA) or obtain sufficient amounts to satisfy the Company's working capital or other capital needs. The Company finished the quarter ended December 31,2005 with cash available of $59,664 compared to $65,737 at June 30, 2005 The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock. The Company plans to use any additional funding to assist in the Biogas production facility that is considered construction in progress, a component of Property, plant and equipment, net, on the balance sheet.

As of December 31, 2005, the Company had negative working capital of $718,789 compared to a deficit of $599,197 as of June 30, 2005. The current ratio at December 31, 2005 was: 0.23:1 and 0.30:1 at June 30, 2005. This increased deficit is due primarily to long-term debt related to construction expenses on the WestPoint Biogas Plant.

On November 30, 2005, the Company signed an unsecured Promissory Note with Zions First National Bank in the amount of $100,000. The note has a fixed rate of 8.00% and matures on March 5, 2006. A portion of the proceeds of this note were used to pay off the Company's existing US Bank term loan balance of $91,338.52. As of December 31, 2005, the Promissory Note was in good standing. The Company also signed Promissory Notes in the amount of $75,000 each with two private individuals on October 31, 2005. These 8% APR notes are secured by the equipment owned by the Company at its Whitesides Biogas Facility and mature on March 1, 2006. In addition, the Company has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: Mr. Kenoyer has made two loans to the company and as of December 31, 2005, the total balance due him was $25,911. The first loan accrues interest at the rate of 10 percent and has a balance of $438. The second accrues interest at the rate of 7 percent and has a balance of $24,373. Mr. Dustin has also made two loans to the company and as of December 31, 2005, the total balance due him was $49,509. The first loan accrues interest at the rate of 10 percent and has a balance of $16,835. The second accrues interest at the rate of 7 percent and has a balance of $32,118.

During the six months ended December 31, 2005, the Company used net cash of $698,099 for operating activities, compared to $434,962 of net cash used in operating activities for the 2004 period. The increase of cash used by operating activities is mainly the result of increased general and administrative and research and development expenses, and bond offering costs for construction projects.

During the six months ended December 31, 2005, the Company used $326,384 in investing activities, primarily in adding equipment for the initial biogas generating facility, compared to $562,578 used in the year earlier period.

During the six months ended December 31, 2005, financing activities provided $1,018,410 in net cash, consisting of $1,012,848 net of costs from the issuance of common stock, plus $921,033 additional long-term debt, offset in part by payments on long-term debt of $859,471. In the comparable period for 2004, the Company had $1,059,451 of net cash provided by financing activities, which consisted of $428,832 in proceeds from stock sales and $622,476 additional long-term debt, offset in part by $26,857 payments on long-term debt.


Debenture  Debt
---------------

The Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000 in October 2004. The debentures are convertible at the holder's option any time up to maturity at a fixed conversion price of $.055 per share. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. At maturity, October 14, 2007, if not repaid, the debentures will automatically convert into shares of common stock at a fixed conversion price of $.055 per share. As of December 31, 2005 $250,000 of the debenture has been converted.

Standby  Equity  Distribution  Agreement.
----------------------------------------

The  Company  has  a  Standby  Equity Distribution Agreement (SEDA) with Cornell
Capital Partners LP. Under this agreement, the Company has issued 22,517,955 shares, plus an initial issuance of $500,000 worth of the Company's stock as a commitment fee for this commitment. Under this agreement, the Company may issue stock worth up to $25,000,000, through March 2007. As of December 31, 2005, an additional $23,000,000 was potentially available under this agreement. It is the Company's intent to utilize this relationship only to the extent necessary to finance the transition of the Company's operations to the biofuels business.

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

Our performance will largely depend on our ability to develop and implement the anaerobic digester and generate energy and gas to sell. We intend to respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis however, we cannot predict if we will be effective or succeed in the development of the biofuels and alternative energy markets. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to develop and operate in the biofuels market, our business, results of operations and financial condition could be materially adversely affected.

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

ITEM 3.  CONTROLS  AND  PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that enhancements could be made to improve our disclosure controls and procedures to provide more effective alerting on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act. Accordingly, management has implemented and continues to implement procedural changes to improve internal controls.

(b) These changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting are not considered so significant as to be materially affected or that could materially affect these internal controls over financial reporting.

                            PART II OTHER INFORMATION
                            -------------------------

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on December 2, 2005. On the record date of October 7, 2005, there were 151,809,530 shares of common voting stock. At the meeting, Jacob D. Dustin, Dennis D. Keiser, William R. Myers, Michael W. Parker, D. Lynn Smith, and Steven Whitesides were elected to serve as directors of the Company for the next year, and the appointment of Jones Simkins PC as independent auditors for the year ending June 30, 2006 was ratified.

The  voting  on  such  items  was  as  follows:

Election  of  Directors

DIRECTOR'S NAME             FOR           AGAINST       WITHHELD AUTHORITY
------------------       ----------       -------       ------------------
Dennis D. Keiser         20,414,142       361,915              29,417
Jacob D. Dustin          16,780,951       423,563               9,574
Michael F. LaFleur       12,375,107       520,986              71,685
William R. Myers         14,474,384       580,947              65,185
D. Lynn Smith            15,148,697       493,447              56,335
Steven Whitesides        18,652,372       364,934              14,339
John W. Brockage          9,323,704       730,897             144,168
Michael W. Parker        19,472,818       547,512             121,985


(2)  Ratify  Appointment  of  Independent  Auditors  of  Jones  Simkins  PC.

         FOR           AGAINST       WITHHELD AUTHORITY
     -----------       -------       ------------------

     130,495,970          0               940,711

Approximately 87% of the total voting shares were voted.


ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

--------------------------------------------------------------------------------------------------------------
Exhibit                                Description                              Incorporated by Reference from
  No.                                                                                    Registrant's
--------------------------------------------------------------------------------------------------------------
  31.1   Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer  March 10, 2005
--------------------------------------------------------------------------------------------------------------
  31.2   Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
         by Vice-President, Secretary and Treasurer                             March 10, 2005
--------------------------------------------------------------------------------------------------------------
   32    Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and
         Chief Executive Officer and Vice-President, Secretary and Treasurer    March 10, 2005
--------------------------------------------------------------------------------------------------------------

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

                                   INTREPID TECHNOLOGY & RESOURCES, INC.
                                                (Registrant)


Date: February 14, 2006            By:  /s/ Dr. Dennis D. Keiser,
                                        -------------------------
                                        Chief Executive Officer & President
                                        -----------------------------------
                                        & Acting Chief Financial Officer
                                        --------------------------------

Date: February 14, 2006            By:  /s/ Dr. Jacob D. Dustin,
                                        ------------------------
                                        Vice President, Secretary, and Treasurer
                                        ----------------------------------------