Form 10QSB
period 2006-03-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2006-05-09
CIK 1083742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2006

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

216,834,980 shares of common stock, $0.005 par value per share, as of May 9, 2006.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [_] No [X]

                          TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION

Item   1.  Financial Statements
           Balance Sheets . . . . . . . . . . . . . . . . . . .        3
           Statements of Operations . . . . . . . . . . . . . .        4
           Statements of Cash Flows . . . . . . . . . . . . . .        5
           Notes to Unaudited Financial Statements. . . . . . .        6

Item   2.  Management's Discussion and Analysis . . . . . . . .        8
           Results of Operations. . . . . . . . . . . . . . . .        8
           Capital Requirements . . . . . . . . . . . . . . . .       11
Item   3.  Controls and Procedures. . . . . . . . . . . . . . .       14

                      PART II - OTHER INFORMATION

Item   1.  Legal Proceedings. . . . . . . . . . . . . . . . . .       15
Item   2.  Changes in Securities. . . . . . . . . . . . . . . .       15
Item   3.  Defaults Upon Senior Securities. . . . . . . . . . .       15
Item   4.  Submission of Matters to a Vote of Security Holders.       15
Item   5.  Other Information. . . . . . . . . . . . . . . . . .       15
Item   6.  Exhibits.. . . . . . . . . . . . . . . . . . . . . .       15
           Signature Page . . . . . . . . . . . . . . . . . . .       16
           Certifications . . . . . . . . . . . . . . . . . . .       17

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                      -------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                       MARCH 31,     JUNE 30,
                                                          2006         2005
                                                      (UNAUDITED)    (AUDITED)
                                                      ------------  -----------
ASSETS
------
Current Assets:
  Cash                                                $   276,749   $   65,737
  Accounts receivable, net                                 39,646       98,434
  Prepaid expenses                                         42,095       85,639
  Bond offering costs                                      57,542           --
  Other assets                                                945        1,600
                                                      ------------  -----------

    Total current assets                                  416,977      251,410

Property, plant, and equipment, net                     1,487,672      952,742
                                                      ------------  -----------

    Total Assets                                      $ 1,904,649   $1,204,152
                                                      ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                                    $   136,832   $  148,419
  Accrued expenses                                        251,162      258,627
  Related party notes payable                                  --       60,613
  Current portion of long term debt                       879,256      382,948
                                                      ------------  -----------

    Total current liabilities                           1,267,250      850,607

Long-term debt                                                 --      830,317
                                                      ------------  -----------

    Total liabilities                                   1,267,250    1,680,924
                                                      ------------  -----------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock $1par value, 5,000,000 shares
  authorized, no shares issued and outstanding                 --           --
  Common stock, $.005 par value, 350,000,000 shares
  authorized, 188,805,116 and 137,694,025 shares
  issued and outstanding, respectively                    944,025      688,470
  Additional paid-in capital                            7,186,200    4,998,505
  Stock subscription receivable                           (16,200)     (16,200)
  Accumulated deficit                                  (7,476,626)   (6,147547)
                                                      ------------  -----------

    Total stockholders' equity (deficit)                  637,399     (476,772)
                                                      ------------  -----------

Total Liabilities and Stockholders' Equity (Deficit)
                                                      $ 1,904,649   $1,204,152
                                                      ============  ===========

The  accompanying  notes  are  an  integral  part of these financial statements.

                                     INTREPID TECHNOLOGY & RESOURCES, INC.
                                     -------------------------------------
                                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                -----------------------------------------------


                                                          Three Months Ended           Nine Months Ended
                                                              March 31,                     March 31,
                                                         2006           2005           2006           2005
                                                     -------------  -------------  -------------  -------------
Revenue, net                                         $     97,592   $     39,287   $    358,880   $    187,060
Costs of revenue                                           73,049         46,565        288,744        185,403
                                                     -------------  -------------  -------------  -------------

    Gross profit (loss)                                    24,543         (7,278)        70,136          1,657

Operating expenses:
  General and administrative                              415,399        355,136      1,093,366        866,736
  Research and development                                 74,927             --        207,473             --
                                                     -------------  -------------  -------------  -------------

    Loss from operations                                 (465,783)      (362,414)    (1,230,703)      (865,079)

Other income (expense)
  Interest income                                              12              1             12            993
  Interest expense                                        (20,046)        (3,599)       (98,388)       (18,633)
  Loss on investments                                          --             --             --        (12,744)
                                                     -------------  -------------  -------------  -------------

    Loss before provision for income taxes               (485,817)      (366,012)    (1,329,079)      (895,463)

Provision for income taxes                                     --             --             --             --
                                                     -------------  -------------  -------------  -------------

    Net loss                                         $   (485,817)  $   (366,012)  $ (1,329,079)  $   (895,463)
                                                     =============  =============  =============  =============

Net loss per common share - basic and diluted        $         --   $         --   $      (0.01)  $      (0.01)
                                                     =============  =============  =============  =============

Weighted average common shares - basic and diluted    172,218,000    136,622,000    157,169,000    120,280,000
                                                     =============  =============  =============  =============

The  accompanying  notes  are  an  integral  part  of  these  financial  statements

                      INTREPID TECHNOLOGY & RESOURCES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                            2006         2005
                                                        ------------  -----------
Cash flows from operating activities:
-------------------------------------
  Net loss                                              $(1,329,079)  $ (895,463)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock compensation expense                              100,144       72,023
    Depreciation                                             42,022       23,393
    Interest expense on debentures                           22,781           --
    Loss on investment                                           --       17,794
    (Increase) decrease in:
      Accounts receivable                                    58,788      145,655
      Prepaid expenses                                       43,544      (20,757)
      Bond offering costs                                   (57,542)          --
      Other assets                                              655           --
    Increase (decrease) in:
      Accounts payable                                       (8,585)       1,021
      Accrued expenses                                       10,541       51,373
                                                        ------------  -----------

        Net cash used in operating activities            (1,116,731)    (604,961)
                                                        ------------  -----------

Cash flows from investing activities:
-------------------------------------
  Purchase of property and  equipment                      (576,952)    (660,625)
                                                        ------------  -----------

        Net cash used in investing activities              (576,952)    (660,625)
                                                        ------------  -----------

Cash flows from financing activities:
-------------------------------------
  Proceeds from long-term debt                            1,102,681      622,476
  Payments on long-term debt                             (1,109,471)     (38,853)
  Payments on related party notes payable                   (60,613)          --
  Issuance of common stock                                2,087,848      522,672
  Common stock offering costs                              (115,750)          --
  Payments received from stock subscription receivable           --       35,000
                                                        ------------  -----------

        Net cash provided by financing activities         1,904,695    1,141,295
                                                        ------------  -----------

        Increase (decrease) in cash                         211,012     (124,291)

Cash, beginning of period                                    65,737      134,856
                                                        ------------  -----------

Cash, end of period                                     $   276,749   $   10,565
                                                        ============  ===========

The  accompanying  notes  are  an  integral  part  of  these financial statements

Note  1  -  Summary  of  Significant  Accounting  Policies
----------------------------------------------------------

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

Stock-Based Compensation
------------------------

The Company has stock-based employee compensation, which is described more fully in Note 12 to the audited financial statements of the Company as of June 30, 2005. The Company accounts for this compensation under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations, and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No new stock options were granted during the nine months ended March 31, 2006.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss for the nine months ended March 31, 2006 would have been reduced to the pro forma amounts indicated below:

                                                        2006         2005
                                                    ------------  -----------
Net loss as reported                                $(1,329,079)    (895,463)
Deduct:
  Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                          -     (195,988)
                                                    ------------  -----------

Net loss pro forma                                  $(1,329,079)  (1,091,451)
                                                    ============  ===========

Loss per share:
  Basic and diluted - as reported                   $     (0.01)       (0.01
                                                    ============  ===========
  Basic and diluted - pro forma                     $     (0.01)       (0.01)
                                                    ============  ===========

Effective July 1, 2006 (the beginning of the Company's next fiscal year), the Company will be required to adopt SFAS 123R to account for its stock based compensation. The Company plans to adopt the "modified prospective method" of SFAS 123R. The impact of the adoption of this standard will depend on the amount of stock options that the Company issues in the future, however, it is not expected to have a significant effect on operations.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Intrepid Technology and Resources, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications
-----------------

Certain accounts in the 2005 unaudited financial statements have been reclassified to conform to the presentation in the 2006 unaudited financial statements.


Note 2 - Going Concern
----------------------

As of March 31, 2006, the Company has a stockholders deficit, has incurred a loss, and has negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has partially mitigated the Going Concern as a result of entering into the agreement with Cornell Capital as discussed in Note 4 below and Management has engaged an investment banking firm to obtain bond financing under a State of Idaho approved bond inducement resolution to expand operations and production capabilities. While activities continue on schedule for this bond financing, there can be no full assurance that such funds will be available to the Company nor that these efforts will be successful.


Note 3 - Supplemental Cash Flow Information
-------------------------------------------

Actual amounts paid for interest and income taxes are approximately as follows:

                                              2006    2005
                                            -------  ---------
          Interest                          $ 26,469     1,834
                                            ========  ========

          Income taxes                      $      -         -
                                            ========  ========

During the nine months ended March 31, 2006, the Company:

     - Issued 545,128 shares of common stock in exchange for accounts payable and accrued expenses of $21,008.

     - Issued 6,363,637 shares of common stock in exchange for long-term debt of $350,000.

During the nine months ended March 31, 2005, the Company issued common stock in exchange for services, prepaid assets and debt of $587,023.


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

RESULTS OF OPERATIONS
---------------------

REVENUE

Revenue for the quarter ended March 31, 2006, increased 148% to $97,592 compared to $39,287 for the same period of 2005. Revenue for the nine months ended March 31, 2006, was $358,880 compared to $187,060 for the same nine months ended March 31, 2005. This increase for both the three and nine months ended March 31, 2006 was mainly the result of increased sales of contracted "work for others" over the corresponding periods of one year ago. The Company intends to continue to pursue opportunities for outside contracting at the Idaho National Laboratory and other government and private facilities to the extent that these opportunities do not significantly interfere with and the Company's shift to designing and building of biogas facilities. The Company's current principal focus is on the Biogas fuels facility, for which revenue will be minimal until the facility comes on line and is producing biofuels. For biofuels facilities that the Company designs, constructs and operates for others, it is anticipated that revenue will be recognized more rapidly, as such services are provided.

In both three month periods ending March 31, 2006 and 2005, the Company's primary customers were Idaho National Laboratory ("INL") at Idaho Falls, Idaho and Oak Ridge Associated Universities (ORAU). INL and ORAU both provided more than ten percent of the total revenue recognized by the Company in those periods.

DIRECT OPERATING COSTS

Direct operating costs for the three months ending March 31, 2006 and 2005, were $73,049 and $46,565 respectively, representing a 57% increase. For the nine months ended March 31, 2006 direct operating costs also increased to $288,744 from $185,403 in 2005. The increase is due to the increased general and administrative, research and development costs associated with ongoing research and optimization activities at the Company's Whitesides Biogas Plant and design and construction activities at its West Point Biogas Plant. The Company continues its efforts to reduce direct costs by using less subcontracted services, eliminating certain rental fees, making better use of supplies, and exercising better management of direct payroll costs.

GROSS PROFIT

The Company had a gross profit of $24,543 in the quarter ended March 31, 2006 compared to a loss of $7,278 for the same quarter in 2005. For the nine months ended March 31, 2006 the Company had a gross profit of $70,136 compared to $1,657 for the same period in 2005. The overall increased profit for the nine months ending March 31, 2006 is due to increased revenue from the sales of outside contracted work.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended March 31, 2006, general and administrative expenses were $415,399 compared to $355,136 for the same quarter ended March 31, 2005.
This 17% increase was the result of increased administrative expenses beyond those required for the previous engineering services work, and adding expense as the Company increased efforts in expanding the Biogas operations. For the nine months ended March 31, 2006, general and administrative expenses likewise increased 26% for the same reasons to $1,093,366 compared to $866,736 for the same period of 2005.

INTEREST INCOME

For the three and nine months ended March 31, 2006, the Company received $12 and $12 respectively on investment capital. The Company received $1 and $993 of interest income on investment capital for the corresponding periods in 2005.

INTEREST EXPENSE

For the three months ended March 31, 2006, the Company had interest expense of $20,046 compared to $3,599 for the same period ending March 31, 2005. For the nine months ended March 31, 2006 the Company had interest expense of $98,388 compared to $18,633 for the same period ending March 31, 2005. The interest expense was for interest paid on the term loan, debentures and on notes payable to others and to officers and employees of the Company. With the anticipated bond offering to finance the first two biogas facilities, interest expense is likely to increase in future periods.

NET LOSS

For the three months ended March 31, 2006, the Company had a net loss of $485,817 compared to a net loss of $366,012 for the same period ended March 31, 2005. For the nine months ended March 31, 2006 the Company had a net loss of $1,329,079 compared to a net loss of $895,463 for the same period ended March 31, 2005. In 2005, the loss was due to a significant drop in engineering contract revenue, while the transition to the biofuels business was starting up. For 2006, the transition to the new biofuels business accelerated, but revenue will not be received until the first facility is online and biogas can be delivered to the customer.

MANAGEMENT'S PLAN OF OPERATION
------------------------------

Providing engineering and technical services has been the primary source of revenue, and hence the primary business focuses, in the past. The Company expects to continue providing such services in the future, but with decreased emphasis. In fiscal year 2006, the Company will continue its emphasis on becoming a significant producer and distributor of biogas products and facilities. The following discussion provides an overview of our progress in making the transition.

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

ITR currently has an operational biogas production plant in Rupert, Idaho that processes manure waste from 1,000 cows. This plant is a commercial prototype facility that can be employed to demonstrate the economic viability of the four product lines listed above. The plant is currently undergoing a 5-fold expansion to keep pace with the parallel expansion of the dairy and will be complete by the fall of 2006. The primary current focus at the plant is on producing clean gas for sale to a local gas utility and for providing combustion gas for heating water for dairy operations.

The Development Plan involves discrete projects that will ultimately bring 250,000 Magic Valley dairy cows under production to create the "Magic Valley Biogas Field" in the Magic Valley area of south-central Idaho. The first project will provide facilities and infrastructure to process manure from 50,000 dairy cows and will be executed in two distinct phases:

     Phase I consists of 10,500 cows located on 2 different dairies and establishes the west anchor point to the Magic Valley Westside field as well as expands the Rupert plant to full capacity. Construction began in CY 2005 and is expected to be complete in CY 2006.

     Phase II consists of 40,000 cows located on 3-5 different dairies (depending on outcomes of individual dairymen's current consolidation and expansion plans). Design will be initiated in CY 2006 and construction is anticipated to begin in CY-2007.

This project will be financed through a combination of debt and equity with the debt portion coming through the sale of bonds and the equity from a combination of capital obtained through the Standby Equity Distribution Agreement (see Note 4 above), outside equity investment and from profits on future revenues. Capital cost will be approximately $35 million, the first phase of which will be just over $10 million. These funds will provide for anaerobic digester plants constructed at participating dairies, gas conditioning clean-up equipment for processing the raw biogas to pipeline quality standards, and a supporting gas line gathering system to transport the clean gas to the gas utility distribution system. A majority of the costs (approximately 70%) is for construction of the digesters.

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

At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. The Company's main focus is now in the biofuels market, specifically the production of biogas. The Company has made two acquisitions for the vertical integration of the business and the ability to have ready available access to sell the gas production into the market place. The Company is also in the final stages of divesting its interests in the mining and mineral rights in the Garnett mine in Montana. The terms of the proposed Agreement provide the Company with a 1st lien on any minerals mined from the property until the amount owed to the Company is paid in full. Any proceeds realized as a result of this Agreement will be used to provide additional working capital. The Company is currently seeking other investment capital to support the existing and ongoing operations of the Company and these projects.


CAPITAL  RESOURCES  AND  LIQUIDITY

As the Company expands into the biofuels business, it will face continuing challenges to finance this growth. This is particularly true of Phase I of the Magic Valley development projects described above. To obtain the funds necessary to complete these capital assets, the Company is in the process of obtaining bond financing. It is anticipated that approximately $7 million will be made available for these design and construction efforts. This debt will be payable over a 15 year period, starting after the anticipated commencement of full operations at these two facilities. Management believes that these funds will be adequate to complete these facilities.

In addition to the capital expenditures for these first facilities, financing resources are needed to support operations. The Company has made reasonable efforts to meet cash flow demands from ongoing operations but the Company still may not always be able to obtain funds under the Standby Equity Distribution Agreement (SEDA) or obtain sufficient amounts to satisfy the Company's working capital or other capital needs. The Company finished the quarter ended March 31, 2006 with cash available of $276,749 compared to $65,737 at June 30, 2005 The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock. The Company plans to use any additional funding to assist in the Biogas production facility that is considered construction in progress, a component of Property, plant and equipment, net, on the balance sheet.

As of March 31, 2006, the Company had negative working capital of $850,273 compared to a deficit of $599,197 as of June 30, 2005. The current ratio at March 31, 2006 was: 0.33:1 and 0.30:1 at June 30, 2005. This increased deficit is due primarily to long-term debt related to construction expenses on the WestPoint Biogas Plant.

On November 30, 2005, the Company signed an unsecured Promissory Note with Zions First National Bank in the amount of $100,000. The note had a fixed rate of 8.00% and was paid in full on March 3, 2006. The Company also signed Promissory Notes in the amount of $75,000 each with two private individuals on October 31, 2005. These 8% APR notes were paid in full on March 28, 2006. The Company also paid off its unsecured shareholder notes payable from certain officers, employees or directors on March 28, 2006. The first shareholder creditor, Mr. Kenoyer, made two loans to the company. The first loan accrued interest at the rate of 10 percent and the second at 7 percent. The combined principle and
interest  for  both  loans  was  $24,774.   The second shareholder creditor, Mr.
Dustin, also made two loans to the company. The first accrued interest at 10 percent and the second at 7 percent. The combined principle and interest for both of Mr. Dustin's loans was $47,426. Payment of these obligations has significantly reduced the Company's long term debt.

During the nine months ended March 31, 2006, the Company used net cash of $1,116,731 for operating activities, compared to $604,961 of net cash used in operating activities for the 2005 period. The increase of cash used by operating activities is mainly the result of increased general and administrative and research and development expenses, and bond offering costs for construction projects.

During the nine months ended March 31, 2006, the Company used $576,952 in investing activities, primarily in biogas generating facility construction costs, compared to $660,625 used in the year earlier period.

During the nine months ended March 31, 2006, financing activities provided $1,904,695 in net cash, consisting of $2,087,848 net of costs from the issuance of common stock, offset in part by payments on long-term debt of $1,109,471, on related party notes payable of $60,613, and common stock offering costs of $115,750. In the comparable period for 2005, the Company had $1,141,295 of net cash provided by financing activities, which consisted of $522,672 in proceeds from stock sales, $35,000 from the net change of stock subscriptions, and $622,476 net of costs from debenture sales, offset by payments on long-term debt of $38,853.

Debenture  Debt
---------------

The Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000 in October 2004. The debentures are convertible at the holder's option any time up to maturity at a fixed conversion price of $.055 per share. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. At maturity, October 14, 2007, if not repaid, the debentures will automatically convert into shares of common stock at a fixed conversion price of $.055 per share. As of March 31, 2006 $350,000 of the debenture had been converted. On April 13, 2006 Cornell converted an additional $200,000 and on April 18, they converted the remaining $200,000 balance thus liquidating that debt.

Standby  Equity  Distribution  Agreement.
----------------------------------------

The Company has a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners LP. As of March 31, 2006 the Company has issued 41,559,383 shares under this agreement, plus an initial issuance of $500,000 worth of the Company's stock as a commitment fee for this commitment. Under this agreement, the Company may issue stock worth up to $25,000,000, through March 2007. As of March 31, 2006 an additional $23,000,000 was potentially available under this agreement. It is the Company's intent to utilize this relationship only to the extent necessary to finance the transition of the Company's operations to the biofuels business.

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

In December 2005, the FASB issued SFAS 123 (revised 2005), "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for the Company's fiscal year beginning July 1, 2006, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company's financial statements. The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its consolidated financial statements.

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

Our performance will largely depend on our ability to develop and implement the anaerobic digester biogas field concept and generate gas and fiber co-products for sale. We intend to respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis however, we cannot predict if we will be effective or succeed in the development of the biofuels and alternative energy markets. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to develop and operate in the biofuels market, our business, results of operations and financial condition could be materially adversely affected.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6.     EXHIBITS

--------------------------------------------------------------------------------------------------------------
Exhibit                                 Description                             Incorporated by Reference from
   No.                                                                                    Registrant's
--------------------------------------------------------------------------------------------------------------
31.1     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer  May 9, 2006
--------------------------------------------------------------------------------------------------------------
31.2     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
         by Vice-President, Secretary and Treasurer                             May 9, 2006
--------------------------------------------------------------------------------------------------------------
32       Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and
         Chief Executive Officer and Vice-President, Secretary and Treasurer    May 9, 2006
--------------------------------------------------------------------------------------------------------------

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

                                          INTREPID TECHNOLOGY & RESOURCES, INC.
                                                      (Registrant)


Date: May 9, 2006                         By: /s/ Dr. Dennis D. Keiser,
                                              -------------------------
                                              Chief Executive Officer &
                                              -------------------------
                                              President & Acting Chief
                                              ------------------------
                                              Financial Officer
                                              -----------------


Date: May 9, 2006                         By: /s/ Dr. Jacob D. Dustin,
                                              ------------------------
                                              Vice President, Secretary,
                                              --------------------------
                                              and Treasurer
                                              -------------