Form 10QSB/A
period 2005-12-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2006-06-01
CIK 1083742

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

Transitional Small Business Disclosure Format (check one): Yes __ No X

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item	2.	Management’s Discussion and Analysis	8
		Results of Operations	8
		Capital Requirements	11
Item	3.	Controls and Procedures	14

Part II - OTHER INFORMATION

Item	1.	Legal Proceedings	15
Item	2.	Changes in Securities	15
Item	3.	Defaults Upon Senior Securities	15
Item	4.	Submission of Matters to a Vote of Security Holders	15
Item	5.	Other Information	15
Item	6.	Exhibits	15
		Signature Page	16
		Certifications	17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTREPID TECHNOLOGY & RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$59,664	$65,737
Accounts receivable, net	54,384	98,434
Prepaid expenses	47,500	85,639
Bond offering costs	57,542	--
Other assets	600	1,600

Total current assets	219,690	251,410

Property, plant, and equipment, net	1,252,084	952,742

Total Assets	$1,471,774	$1,204,152

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$142,814	$148,419
Accrued expenses	233,321	258,627
Related party notes payable	60,613	60,613
Current portion of long term debt	501,731	382,948

Total current liabilities	938,479	850,607

Long-term debt	539,996	830,317

Total liabilities	1,478,475	1,680,924

Commitments and contingencies

Stockholders’ deficit:
Preferred stock $1par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.005 par value, 350,000,000 shares authorized, 163,108,880 and 137,694,025 shares issued and outstanding, respectively	815,544	688,470
Additional paid-in capital	6,384,528	4,998,505
Stock subscription receivable	(16,200)	(16,200)
Accumulated deficit	(7,190,573)	(6,147547)

Total stockholders’ deficit	(6,701)	(476,772)

Total Liabilities and Stockholders’ Deficit	$1,471,774	$1,204,152

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY & RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenues, net	$120,299	$58,870	$261,288	$147,773
Costs of revenues	129,448	55,380	215,695	138,839

Gross profit (loss)	(9,149)	3,490	45,593	8,934

Operating expenses:
General and administrative	348,436	275,213	677,967	511,600
Research and development	25,307	--	132,546	--

Loss from operations	(382,892)	(271,723)	(764,920)	(502,666)

Other income (expense)
Interest income	--	323	--	993
Interest expense	(226,996)	(11,883)	(278,106)	(15,034)
Loss on investments	--	--	--	(12,744)

Loss before provision for income taxes	(609,888)	(283,283)	(1,043,026)	(529,451)

Provision for income taxes	--	--	--	--

Net loss	$(609,888)	$(283,283)	$(1,043,026)	$(529,451)

Net loss per common share - basic and diluted	$--	$--	$(0.01)	$--

Weighted average common shares - basic and diluted	156,540,000	124,409,000	149,817,000	119,716,000

The accompanying notes are an integral part of these financial statements

 INTREPID TECHNOLOGY & RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(1,043,026)	$(529,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	85,477	26,590
Interest expense - common stock warrants	199,764	--
Depreciation	27,042	2,737
Interest expense on debentures	16,900	--
(Increase) decrease in:
Accounts receivable	44,050	111,285
Prepaid expenses	38,139	(20,918)
Bond offering costs	(57,542)	--
Other assets	1,000	--
Increase (decrease) in:
Accounts payable	(2,603)	(47,744)
Accrued expenses	(7,300)	22,540

Net cash used in operating activities	(698,099)	(434,961)

Cash flows from investing activities:
Purchase of property and equipment	(326,384)	(580,372)
Proceeds from sale of investment	--	17,794

Net cash used in investing activities	(326,384)	(562,578)

Cash flows from financing activities:
Proceeds from long-term debt	921,033	622,476
Payments on long-term debt	(859,471)	(26,857)
Issuance of common stock	1,012,848	428,832
Common stock offering costs	(56,000)	--
Payments received from stock subscription receivable	--	35,000

Net cash provided by financing activities	1,018,410	1,059,451

Net increase (decrease) in cash	(6,073)	61,912

Cash, beginning of period	65,737	134,856

Cash, end of period	$59,664	$196,768

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

Stock-Based Compensation

The Company has stock-based employee compensation, which is described more fully in Note 12 to the audited financial statements of the Company as of June 30, 2005. The Company accounts for this compensation under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized in the financial statements, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No new stock options were granted during the six months ended December 31, 2005.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s net loss would have been reduced to the pro forma amounts indicated below:

	2005	2004
Net loss as reported	$(1,043,026)	(529,451)
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	-	(64,205)

Net loss pro forma	$(1,043,026)	(593,656)

Loss per share:
Basic and diluted - as reported	$(0.01)	-
Basic and diluted - pro forma	$(0.01)	-

Principles of Consolidation

The consolidated financial statements include the accounts of ITR and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain accounts in the 2004 unaudited financial statements have been reclassified to conform with the presentation in the 2005 unaudited financial statements.

Note 2 - Going Concern

As of December 31, 2005, the Company has incurred a loss and has negative working capital and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are approximately as follows:

	2005	2004
Interest	$5,380	2,120

Income taxes	$-	-

During the six months ended December 31, 2005, the Company:

•	Issued 545,128 shares of common stock in exchange for accounts payable and accrued expenses of $21,008.

•	Issued 4,545,455 shares of common stock in exchange for long-term debt of $250,000.

During the six months ended December 31, 2004, the Company issued common stock in exchange for services, prepaid assets and debt of $541,590.

Note 4 - Standby Equity Distribution Agreement

On March 10, 2005, the Company entered into a new Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (Cornell). Pursuant to the SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $25 million. For each share of common stock purchased under the SEDA, Cornell will pay the Company 99% of the lowest closing bid price of the common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. Cornell will retain 5% of each advance under the SEDA.

Note 5 - Issuance of Common Stock Warrants

The Company issued 5,000,000 warrants to Cornell Capital Partners on December 1, 2005 to release their security interest in the assets of the Company. The exercise price is $.055 per share. The warrants were effective on issue and expire five years from the date of issuance, or December 1, 2010.

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

RESULTS OF OPERATIONS

Revenue

Revenue for the quarter ended December 31, 2005, increased 104% to $120,299 compared to $58,670 for the same period of 2004. Revenue for the six months ended December 31, 2005, increased 77% to $261,288 compared to $147,772 for the same six months ended December 31, 2004. This increase for both the three and six months ended December 31, 2005 was mainly the result of increased sales of contracted “work for others” over the corresponding periods of one year ago. The Company intends to continue to pursue opportunities for outside contracting at the Idaho National Laboratory and other government and private facilities to the extent that these opportunities do not significantly interfere with and the Company’s shift to designing and building of biogas facilities. The Company’s current principal focus is on the Biogas fuels facility, for which revenue will be minimal until the facility comes on line and is producing biofuels. For biofuels facilities that the Company designs, constructs and operates for others, it is anticipated that revenue will be recognized more rapidly, as such services are provided.

In both three month periods ending December 31, 2005 and 2004, the Company’s primary customers were Idaho National Laboratory (“INL”) at Idaho Falls, Idaho and Oak Ridge Associated Universities (ORAU). INL and ORAU both provided more than ten percent of the total revenue recognized by the Company in those periods.

Direct Operating Costs

Direct operating costs for the three months ending December 31, 2005 and 2004, were $129,448 and $55,380 respectively, representing a 134% increase. For the six months ended December 31, 2005 direct operating costs also increased to $215,695 from $138,839 in 2004. The increase is due to the increased general and administrative, research and development costs associated with ongoing research and optimization activities at the Company’s Whitesides Biogas Plant and design and construction activities at its West Point Biogas Plant. The Company continues its efforts to reduce direct costs by using less subcontracted services, eliminating certain rental fees, making better use of supplies, and exercising better management of direct payroll costs.

Gross Profit

The Company had net loss of $9,149 in the quarter ended December 31, 2005 compared to a profit of $3,490 for the same quarter in 2004. For the six months ended December 31, 2005 the Company had a gross profit of $45,593 compared to $8,934 for the same period in 2004. The overall increased profit for the six months ending December 31, 2005 is due to increased revenue from the sales of outside contracted work, but the net loss for the quarter is reflective of the major shift of resources into construction and operation of the Company-owned Whitesides Biogas Plant and the design and preliminary development of the Company-owned West Point Biogas Plant.

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

Interest Expense

For the three months ended December 31, 2005, the Company had interest expense of $226,996 compared to $11,883 for the same period ending December 31, 2004. For the six months ended December 31, 2005 the Company had interest expense of $278,106 compared to $15,034 for the same period ending December 31, 2004. The interest expense was for interest paid on the term loan, common stock warrants, debentures and interest accrued on notes payable to others and to officers and employees of the Company. With the anticipated bond offering to finance the first two biogas facilities, interest expense is likely to increase in future periods.

Net Loss

For the three months ended December 31, 2005, the Company had a net loss of $609,888 compared to a net loss of $283,283 for the same period ended December 31, 2004. For the six months ended December 31, 2005 the Company had a net loss of $1,043,026 compared to a net loss of $529,451 for the same period ended December 31, 2004. In 2004, the loss was due to a significant drop in engineering contract revenue, while the transition to the biofuels business was starting up. For 2005, the transition to the new biofuels business accelerated, but revenue will not be received until the first facility is online and biogas can be delivered to the customer.

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

The Development Plan involves discrete projects that will ultimately bring 250,000 Magic Valley dairy cows under production to create the “Magic Valley Biogas Field” in the Magic Valley area of south-central Idaho. The first project will provide facilities and infrastructure to process manure from 50,000 dairy cows and will be executed in two distinct phases:

Phase I consists of 10,500 cows located on 2 different dairies and establishes the west anchor point to the Magic Valley Westside field as well as expands the Rupert plant to full capacity. Construction began in CY 2005 and will be complete in CY 2006.

Phase II consists of 40,000 cows located on 3-5 different dairies (depending on outcomes of individual dairymen’s current consolidation and expansion plans). Design will be initiated in CY 2006 and construction is anticipated to begin in CY-2007.

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

In addition to the capital expenditures for these first facilities, financing resources are needed to support operations. The Company has made reasonable efforts to meet cash flow demands from ongoing operations but the Company still may not always be able to obtain funds under the Standby Equity Distribution Agreement (SEDA) or obtain sufficient amounts to satisfy the Company’s working capital or other capital needs. The Company finished the quarter ended December 31,2005 with cash available of $59,664 compared to $65,737 at June 30, 2005 The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock. The Company plans to use any additional funding to assist in the Biogas production facility that is considered construction in progress, a component of Property, plant and equipment, net, on the balance sheet.

As of December 31, 2005, the Company had negative working capital of $718,789 compared to a deficit of $599,197 as of June 30, 2005. The current ratio at December 31, 2005 was: 0.23:1 and 0.30:1 at June 30, 2005. This increased deficit is due primarily to long-term debt related to construction expenses on the WestPoint Biogas Plant.

On November 30, 2005, the Company signed an unsecured Promissory Note with Zions First National Bank in the amount of $100,000. The note has a fixed rate of 8.00% and matures on March 5, 2006. A portion of the proceeds of this note were used to pay off the Company’s existing US Bank term loan balance of $91,338.52. As of December 31, 2005, the Promissory Note was in good standing. The Company also signed Promissory Notes in the amount of $75,000 each with two private individuals on October 31, 2005. These 8% APR notes are secured by the equipment owned by the Company at its Whitesides Biogas Facility and mature on March 1, 2006. In addition, the Company has shareholder notes payable from certain officers, employees or directors. The notes are unsecured demand notes. It is not anticipated by the Company that the notes will be called in the next year. The following are shareholder creditors to the company: Mr. Kenoyer has made two loans to the company and as of December 31, 2005, the total balance due him was $25,911. The first loan accrues interest at the rate of 10 percent and has a balance of $438. The second accrues interest at the rate of 7 percent and has a balance of $24,373. Mr. Dustin has also made two loans to the company and as of December 31, 2005, the total balance due him was $49,509. The first loan accrues interest at the rate of 10 percent and has a balance of $16,835. The second accrues interest at the rate of 7 percent and has a balance of $32,118.

During the six months ended December 31, 2005, the Company used net cash of $698,099 for operating activities, compared to $434,962 of net cash used in operating activities for the 2004 period. The increase of cash used by operating activities is mainly the result of bond offering costs for construction projects and interest expense on those debentures.

During the six months ended December 31, 2005, the Company used $326,384 in investing activities, primarily in adding equipment for the initial biogas generating facility, compared to $562,578 used in the year earlier period. In 2004 and 2005, the Company purchased property and equipment towards the Biogas production.

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

Debenture Debt

The Company issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $750,000 in October 2004. The debentures are convertible at the holder’s option any time up to maturity at a fixed conversion price of $.055 per share.  The debentures are secured by the assets of the Company.  The debentures have a three-year term and accrue interest at 5% per year.   At maturity, October 14, 2007, if not repaid, the debentures will automatically convert into shares of common stock at a fixed conversion price of $.055 per share. As of December 31, 2005 $250,000 of the debenture has been converted.

Standby Equity Distribution Agreement.

The Company has a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners LP. Under this agreement, the Company has issued 22,517,955 shares, plus an initial issuance of $500,000 worth of the Company’s stock as a commitment fee for this commitment. Under this agreement, the Company may issue stock worth up to $25,000,000, through March 2007. As of December 31, 2005, an additional $23,000,000 was potentially available under this agreement. It is the Company’s intent to utilize this relationship only to the extent necessary to finance the transition of the Company’s operations to the biofuels business.

Issuance of Common Stock Warrants

The Company issued 5,000,000 warrants to Cornell Capital Partners on December 1, 2005 to release their security interest in the assets of the Company. The exercise price is $.055 per share. The warrants were effective on issue and expire five years from the date of issuance, or December 1, 2010.

Seasonal Changes

The Company’s operating revenue is generally not affected by seasonal changes.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No 29”, and SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued.  SFAS No 151, 152, 153, and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its consolidated financial statements.

RISK FACTORS

The Company’s current and primary focus is obtaining permits and developing favorable properties for alternative and renewable energy production, and providing the associated engineering design and construction management services required to support the construction and operation of related facilities, and cannot provide any guarantees of profitability at this time. The Company will continue to expand its engineering services base, “work for others” to generate additional revenue to augment working capital requirements in support of its alternative and renewable energy efforts. The realization of profits is dependent upon successful execution of new business opportunities and the development of prototype digester models and implementation of the digester project for renewable energy. The Company is dependent upon inducing larger companies or private investors to purchase these “turn-key” alternative renewable energy generation and production facilities. These projects when developed and depending on their success will be the future of the Company. The Company may not be successful in these efforts.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that enhancements could be made to improve our disclosure controls and procedures to provide more effective alerting on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act. Accordingly, management has implemented minor procedural changes to provide more timely information.

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

The voting on such items was as follows:

Election of Directors

Director’s Name	For	Against	Withheld Authority
Dennis D. Keiser	20,414,142	361,915	29,417
Jacob D. Dustin	16,780,951	423,563	9,574
Michael F. LaFleur	12,375,107	520,986	71,685
William R. Myers	14,474,384	580,947	65,185
D. Lynn Smith	15,148,697	493,447	56,335
Steven Whitesides	18,652,372	364,934	14,339
John W. Brockage	9,323,704	730,897	144,168
Michael W. Parker	19,472,818	547,512	121,985

(2) Ratify Appointment of Independent Auditors of Jones Simkins PC.

For	Against	Withheld Authority
130,495,970	0	940,711

Approximately 87% of the total voting shares were voted.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Registrant's
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	June 1, 2006
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary and Treasurer	June 1, 2006
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and Vice-President, Secretary and Treasurer	June 1, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: June 1, 2006	By: /s/ Dr. Dennis D. Keiser
Chief Executive Officer & Acting Chief Financial Officer

Date: June 1, 2006	By: /s/ Bradley J. Frazee,
Vice President, Secretary, and Treasurer