Form 10QSB/A
period 2006-03-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2006-06-01
CIK 1083742

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

Part II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTREPID TECHNOLOGY & RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	June 30, 2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$276,749	$65,737
Accounts receivable, net	39,646	98,434
Prepaid expenses	42,095	85,639
Bond offering costs	57,542	—
Other assets	945	1,600

Total current assets	416,977	251,410

Property, plant, and equipment, net	1,487,672	952,742

Total Assets	$1,904,649	$1,204,152

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$136,832	$148,419
Accrued expenses	251,162	258,627
Related party notes payable	—	60,613
Current portion of long term debt	879,256	382,948

Total current liabilities	1,267,250	850,607

Long-term debt	—	830,317

Total liabilities	1,267,250	1,680,924

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock $1par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.005 par value, 350,000,000 shares authorized, 188,805,116 and 137,694,025 shares issued and outstanding, respectively	944,025	688,470
Additional paid-in capital	7,385,964	4,998,505
Stock subscription receivable	(16,200)	(16,200)
Accumulated deficit	(7,676,390)	(6,147547)

Total stockholders’ equity (deficit)	637,399	(476,772)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,904,649	$1,204,152

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY & RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues, net	$97,592	$39,287	$358,880	$187,060
Costs of revenues	73,049	46,565	288,744	185,403

Gross profit (loss)	24,543	(7,278)	70,136	1,657

Operating expenses:
General and administrative	415,399	355,136	1,093,366	866,736
Research and development	74,927	—	207,473	—

Loss from operations	(465,783)	(362,414)	(1,230,703)	(865,079)

Other income (expense)
Interest income	12	1	12	993
Interest expense	(219,810)	(3,599)	(298,152)	(18,633)
Loss on investments	—	—	—	(12,744)

Loss before provision for income taxes	(685,581)	(366,012)	(1,528,843)	(895,463)

Provision for income taxes	—	—	—	—

Net loss	$(685,581)	$(366,012)	$(1,528,843)	$(895,463)

Net loss per common share - basic and diluted	$—	$—	$(0.01)	$(0.01)

Weighted average common shares - basic and diluted	172,218,000	136,622,000	157,169,000	120,280,000

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY & RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(1,528,843)	$(895,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	100,144	72,023
Interest Expense - common stock warrants	199,764	—
Depreciation	42,022	23,393
Interest expense on debentures	22,781	—
Loss on investment	—	17,794
(Increase) decrease in:
Accounts receivable	58,788	145,655
Prepaid expenses	43,544	(20,757)
Bond offering costs	(57,542)	—
Other assets	655	—
Increase (decrease) in:
Accounts payable	(8,585)	1,021
Accrued expenses	10,541	51,373

Net cash used in operating activities	(1,116,731)	(604,961)

Cash flows from investing activities:
Purchase of property and equipment	(576,952)	(660,625)

Net cash used in investing activities	(576,952)	(660,625)

Cash flows from financing activities:
Proceeds from long-term debt	1,102,681	622,476
Payments on long-term debt	(1,109,471)	(38,853)
Payments on related party notes payable	(60,613)	—
Issuance of common stock	2,087,848	522,672
Common stock offering costs	(115,750)	—
Payments received from stock subscription receivable	—	35,000

Net cash provided by financing activities	1,904,695	1,141,295

Increase (decrease) in cash	211,012	(124,291)

Cash, beginning of period	65,737	134,856

Cash, end of period	$276,749	$10,565

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s net loss for the nine months ended March 31, 2006 and 2005 would have been reduced to the pro forma amounts indicated below:

	2006	2005

Net loss as reported	$(1,528,843)	(895,463)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(195,988)

Net loss pro forma	$(1,528,843)	(1,091,451)

Loss per share:
Basic and diluted - as reported	$(0.01)	(0.01)
Basic and diluted - pro forma	$(0.01)	(0.01)

Effective July 1, 2006 (the beginning of the Company’s next fiscal year), the Company will be required to adopt SFAS 123R to account for its stock based compensation. The Company plans to adopt the “modified prospective method” of SFAS 123R. The impact of the adoption of this standard will depend on the amount of stock options that the Company issues in the future, however, it is not expected to have a significant effect on operations.

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

Note 2 - Going Concern

As of March 31, 2006, the Company has incurred a loss and has negative working capital and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are approximately as follows:

	2006	2005

Interest	$26,469	1,834

Income taxes	$—	—

During the nine months ended March 31, 2006, the Company:

•	Issued 545,128 shares of common stock in exchange for accounts payable and accrued expenses of $21,008.

•	Issued 6,363,637 shares of common stock in exchange for long-term debt of $350,000.

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

RESULTS OF OPERATIONS

Revenue

Revenue for the quarter ended March 31, 2006, increased 148% to $97,592 compared to $39,287 for the same period of 2005. Revenue for the nine months ended March 31, 2006, was $358,880 compared to $187,060 for the same nine months ended March 31, 2005. This increase for both the three and nine months ended March 31, 2006 was mainly the result of increased sales of contracted “work for others” over the corresponding periods of one year ago. The Company intends to continue to pursue opportunities for outside contracting at the Idaho National Laboratory and other government and private facilities to the extent that these opportunities do not significantly interfere with and the Company’s shift to designing and building of biogas facilities. The Company’s current principal focus is on the Biogas fuels facility, for which revenue will be minimal until the facility comes on line and is producing biofuels. For biofuels facilities that the Company designs, constructs and operates for others, it is anticipated that revenue will be recognized more rapidly, as such services are provided.

In both three month periods ending March 31, 2006 and 2005, the Company’s primary customers were Idaho National Laboratory (“INL”) at Idaho Falls, Idaho and Oak Ridge Associated Universities (ORAU). INL and ORAU both provided more than ten percent of the total revenue recognized by the Company in those periods.

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

Interest Expense

For the three months ended March 31, 2006, the Company had interest expense of $219,810 compared to $3,599 for the same period ending March 31, 2005. For the nine months ended March 31, 2006 the Company had interest expense of $298,152 compared to $18,633 for the same period ending March 31, 2005. The interest expense was for interest paid on the term loan, common stock warrants, debentures and on notes payable to others and to officers and employees of the Company. With the anticipated bond offering to finance the first two biogas facilities, interest expense is likely to increase in future periods.

Net Loss

For the three months ended March 31, 2006, the Company had a net loss of $685,581 compared to a net loss of $366,012 for the same period ended March 31, 2005. For the nine months ended March 31, 2006 the Company had a net loss of $1,528,843 compared to a net loss of $895,463 for the same period ended March 31, 2005. In 2005, the loss was due to a significant drop in engineering contract revenue, while the transition to the biofuels business was starting up. For 2006, the transition to the new biofuels business accelerated, but revenue will not be received until the first facility is online and biogas can be delivered to the customer.

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

On November 30, 2005, the Company signed an unsecured Promissory Note with Zions First National Bank in the amount of $100,000. The note had a fixed rate of 8.00% and was paid in full on March 3, 2006. The Company also signed Promissory Notes in the amount of $75,000 each with two private individuals on October 31, 2005. These 8% APR notes were paid in full on March 28, 2006. The Company also paid off its unsecured shareholder notes payable from certain officers, employees or directors on March 28, 2006. The first shareholder creditor, Mr. Kenoyer, made two loans to the company. The first loan accrued interest at the rate of 10 percent and the second at 7 percent. The combined principle and interest for both loans was $24,774. The second shareholder creditor, Mr. Dustin, also made two loans to the company. The first accrued interest at 10 percent and the second at 7 percent. The combined principle and interest for both of Mr. Dustin’s loans was $47,426. Payment of these obligations has significantly reduced the Company’s long term debt.

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

Standby Equity Distribution Agreement.

The Company has a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners LP. As of March 31, 2006 the Company has issued 41,559,383 shares under this agreement, plus an initial issuance of $500,000 worth of the Company’s stock as a commitment fee for this commitment. Under this agreement, the Company may issue stock worth up to $25,000,000, through March 2007. As of March 31, 2006 an additional $23,000,000 was potentially available under this agreement. It is the Company’s intent to utilize this relationship only to the extent necessary to finance the transition of the Company’s operations to the biofuels business.

Issuance of Common Stock Warrants

The Company issued 5,000,000 warrants to Cornell Capital Partners on December 1, 2005 to release their security interest in the assets of the Company. The exercise price is $.055. The warrants were effective on issue and expire five years from the date of issuance, or December 1, 2010.

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

In December 2005, the FASB issued SFAS 123 (revised 2005), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for the Company’s fiscal year beginning July 1, 2006, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its consolidated financial statements.

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

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: June 1, 2006	By: /s/ Dr. Dennis D. Keiser, Chief Executive Officer & Acting Chief Financial Officer

Date: June 1, 2006	By: /s/ Bradley J. Frazee, Vice President, Secretary, and Treasurer