Form 10QSB/A
period 2006-03-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2006-06-06
CIK 1083742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A2

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

Yes ☒No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

216,834,980  shares of common stock, $0.005 par value per share, as of May 9, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item	2.	Management’s Discussion and Analysis	8
		Results of Operations	8
		Capital Requirements	11
Item	3.	Controls and Procedures	14

Part II - OTHER INFORMATION

Item	1.	Legal Proceedings	15
Item	2.	Changes in Securities	15
Item	3.	Defaults Upon Senior Securities	15
Item	4.	Submission of Matters to a Vote of Security Holders	15
Item	5.	Other Information	15
Item	6.	Exhibits.	15
		Signature Page	16
		Certifications	17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTREPID TECHNOLOGY & RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	June 30, 2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$276,749	$65,737
Accounts receivable, net	39,646	98,434
Prepaid expenses	42,095	85,639
Bond offering costs	57,542	--
Other assets	945	1,600

Total current assets	416,977	251,410

Property, plant, and equipment, net	1,487,672	952,742

Total Assets	$1,904,649	$1,204,152

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$136,832	$148,419
Accrued expenses	251,162	258,627
Related party notes payable	--	60,613
Current portion of long term debt	879,256	382,948

Total current liabilities	1,267,250	850,607

Long-term debt	--	830,317

Total liabilities	1,267,250	1,680,924

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock $1par value, 5,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.005 par value, 350,000,000 shares authorized, 188,805,116 and 137,694,025 shares issued and outstanding, respectively	944,025	688,470
Additional paid-in capital	7,385,964	4,998,505
Stock subscription receivable	(16,200)	(16,200)
Accumulated deficit	(7,676,390)	(6,147547)

Total stockholders’ equity (deficit)	637,399	(476,772)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,904,649	$1,204,152

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY & RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues, net	$97,592	$39,287	$358,880	$187,060
Costs of revenues	73,049	46,565	288,744	185,403

Gross profit (loss)	24,543	(7,278)	70,136	1,657

Operating expenses:
General and administrative	415,399	355,136	1,093,366	866,736
Research and development	74,927	--	207,473	--

Loss from operations	(465,783)	(362,414)	(1,230,703)	(865,079)

Other income (expense)
Interest income	12	1	12	993
Interest expense	(20,046)	(3,599)	(298,152)	(18,633)
Loss on investments	--	--	--	(12,744)

Loss before provision for income taxes	(485,817)	(366,012)	(1,528,843)	(895,463)

Provision for income taxes	--	--	--	--

Net loss	$(485,817)	$(366,012)	$(1,528,843)	$(895,463)

Net loss per common share - basic and diluted	$--	$--	$(0.01)	$(0.01)

Weighted average common shares - basic and diluted	172,218,000	136,622,000	157,169,000	120,280,000

The accompanying notes are an integral part of these financial statements

 INTREPID TECHNOLOGY & RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(1,528,843)	$(895,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	100,144	72,023
Interest Expense - common stock warrants	199,764	--
Depreciation	42,022	23,393
Interest expense on debentures	22,781	--
Loss on investment	--	17,794
(Increase) decrease in:
Accounts receivable	58,788	145,655
Prepaid expenses	43,544	(20,757)
Bond offering costs	(57,542)	--
Other assets	655	--
Increase (decrease) in:
Accounts payable	(8,585)	1,021
Accrued expenses	10,541	51,373

Net cash used in operating activities	(1,116,731)	(604,961)

Cash flows from investing activities:
Purchase of property and equipment	(576,952)	(660,625)

Net cash used in investing activities	(576,952)	(660,625)

Cash flows from financing activities:
Proceeds from long-term debt	1,102,681	622,476
Payments on long-term debt	(1,109,471)	(38,853)
Payments on related party notes payable	(60,613)	--
Issuance of common stock	2,087,848	522,672
Common stock offering costs	(115,750)	--
Payments received from stock subscription receivable	--	35,000

Net cash provided by financing activities	1,904,695	1,141,295

Increase (decrease) in cash	211,012	(124,291)

Cash, beginning of period	65,737	134,856

Cash, end of period	$276,749	$10,565

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

Note 3 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are approximately as follows:

	2006	2005

Interest	$26,469	1,834

Income taxes	$-	-

During the nine months ended March 31, 2006, the Company:

•	Issued 545,128 shares of common stock in exchange for accounts payable and accrued expenses of $21,008.

•	Issued 6,363,637 shares of common stock in exchange for long-term debt of $350,000.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Registrant's
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	June 5, 2006
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary and Treasurer	June 5, 2006
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and Vice-President, Secretary and Treasurer	June 5, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: June 5, 2006	By: /s/ Dr. Dennis D. Keiser, Chief Executive Officer & Acting Chief Financial Officer

Date: June 5, 2006	By: /s/ Bradley J. Frazee, Vice President, Secretary, and Treasurer