Form 10QSB/A
period 2006-03-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2006-07-14
CIK 1083742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A3

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. We identified a weakness in the timely recording of expenses related to capital construction costs and research and development investment which could lead to inaccurate accounting of each. A procedure was immediately developed and put in place whereby invoices are routed to senior management upon receipt for proper categorization. The expense is then assigned the appropriate code and logged into the system, thus providing near real time recording. We also identified a weakness in the timely recording of equity detail which was resulting in after-the-fact accounting and could create opportunity for inaccuracies. A new tracking system and procedure was implemented whereby the Secretary automatically enters information into the equity detail table each time new stock is issued, thus providing accurate and up to date tracking at all times. Based on this evaluation, our principal executive officer and principal financial officer concluded that our controls and procedures are effective including consideration of the identified exceptions.

(b) Neither management nor our auditors have identified any significant deficiencies or material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information.

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

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: July 14, 2006	By: /s/ Dr. Dennis D. Keiser, Chief Executive Officer & Acting Chief Financial Officer

Date: July 14, 2006	By: /s/ Bradley J. Frazee, Vice President, Secretary, and Treasurer