Form 10KSB
period 2006-06-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2006-09-12
CIK 1083742

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JUNE 30, 2006

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
Common Stock, $.005-par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenue for its most recent fiscal year ended June 30, 2006 was $447,300

At September 12, 2006 Registrant had 240,218,593 outstanding shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $14,880,000, based on the closing price of $.07 per share, and is reported on the Over the Counter Bulletin Board Trading System. For purposes of the foregoing calculation, all directors and executive officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or executive officers is an affiliate.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

Documents Incorporated by Reference

Portions of the Proxy Statement for 2006 Annual Meeting of Stockholders. Part III

OFFICERS
Dr. Dennis D. Keiser, Chief Executive Officer & Acting Chief Financial Officer

Dr. Jacob D. Dustin, President & Acting Secretary and Treasurer

DIRECTORS
Dr. Dennis D. Keiser, Chief Executive Officer & Acting Chief Financial Officer

Dr. Jacob D. Dustin, President & Acting Secretary and Treasurer

Michael W. Parker, Chairman of the Board

William R. Myers, Board Member

D. Lynn Smith, Board Member

Steve Whitesides, Board Member

COMMON STOCK
Par value .005
350,000,000 authorized
230,100,973 issued and outstanding at June 30, 2006
240,218,593 issued and outstanding at September 12, 2006
Intrepid Technology & Resources, Inc.’s common stock trades on the Bulletin Board under the symbol IESV.

FINANCIAL REPORTS
A copy of Intrepid Technology & Resources, Inc.’s Financial Reports, filed with the Securities and Exchange Commission, may be obtained by writing to:
Intrepid Technology & Resources, Inc.
501 West Broadway
Suite 200
Idaho Falls, Idaho 83402
www.intrepid21.com
or at: The Securities and Exchange Commission office, Public Reference Room 450 Fifth Street, N.W., Washington D.C. 20549 or at the SEC web site address (http:// www.sec.gov)

TRANSFER AGENT
Columbia Stock Transfer Company
601 E. Seltice Way Suite 202
Post Falls, ID 83854
Phone: 208-664-3544
Fax: 208-777-8998

AUDITOR
Jones Simkins, P.C.
1011 West 400 North, Suite 100
Logan, Utah 84323
435-752-1510

TABLE OF CONTENTS

Part I
Item	1.	Business	4
Item	2.	Properties	7
Item	3.	Legal Proceedings	7
Item	4.	Submission of Matters to a Vote of Security Holders	7

Part II
Item	5.	Market of Registrants Common Equity and Related Stockholders Matters	8
Item	6.	Management’s Discussion and Analysis	8
Item	7.	Financial Statements and Supplementary Data	17
Item	8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30

Part III
		Items 9, 10, 11, and 12 are incorporated by reference from the definitive proxy statement
Item	13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	30
Item	14.	Controls and Procedures	32
		Signatures	34
		Certifications	35

PART I

ITEM 1. BUSINESS

Intrepid Technology and Resources, Inc. specializes in developing, constructing, operating, and owning or co-owning a portfolio of projects in the Biofuels Production and Distribution area of the Renewable Energy sector.  Biofuels are combustible fuels such as biogas (methane), biodiesel, ethanol and hydrogen that are produced from biomass -- i.e. plant-derived organic matter.  The Company’s current primary focus is on biogas.

The Company has a staff of professional engineers and managers with experience in large construction projects, government service contracts, project and corporate management, and general design and engineering, giving the Company the tools and talents required to achieve its goals. The Company is organized into three Divisions to support the Company's business strategy and successfully execute its business plan.  These are the Biofuels, Science and Technology, and Engineering Services Divisions.

Biofuels Division:

The Biofuels Division is the heart of the Company and brings together the resources and talents of the other two divisions to develop biofuels projects.  Those biofuels of primary interest to the Company are:

•	Biogas - methane, or "natural gas" derived from the anaerobic digestion (bacterial decomposition) of animal waste
•	Biodiesel - vegetable oil derived diesel fuel
•	Ethanol - gasoline additive/substitute derived from starch crops (e.g. corn) or cellulosic biomass materials (e.g. wood, straw, etc)
•	Hydrogen - as may be derived from biogas or ethanol or other biomass materials in the future (for use in fuel cells, vehicles, or similar applications)

The Company has chosen to place initial emphasis and resource on biogas production via anaerobic digestion of animal manure.  Biogas is the least capital intensive, the quickest to bring to market and, significantly, can serve as a critical component to the success of each of the other three biofuels lines.

Biodiesel and Ethanol production facilities continue to be an important part of the Company's overall business line and parallel planning work is being done.  However, these projects require significantly more time and capital resource to develop, and for that reason are on a slower execution track.

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

Engineering Services Division:

The Engineering Services Division brings together a team of highly experienced management, construction and technical personnel along with professionally registered engineers to provide complete "design-build-operate" capability.  Besides support of internal Company projects and initiatives, the Division also provides services to a diverse external customer base ranging from the federal government to private commercial and industrial clients.

Mining and Mineral Rights

The Company had owned rights to precious metals properties in Montana. On September 13, 2004 the Company entered into an agreement with Cordoba Corporation (owner of the surface rights) to attempt to jointly sell the mineral and surface rights. A potential sale in FY 2005 failed to materialize. The Company subsequently divested itself of its interests in these rights on May 3, 2006. Under the terms of the divestiture Agreement, the Company holds a 1st lien on any minerals mined from the property until the amount owed to the Company is paid in full. The proceeds from any such sale of minerals would result in a gain to the Company, as the rights were previously written off as having no value. Such proceeds would be used to provide working capital for current projects and support the ongoing operations of the Company.

Customers

In 2006, the Company managed engineering services contracts with Idaho National Laboratory (“INL”) at Idaho Falls, Idaho, Oak Ridge Associated Universities (“ORAU”) based in Oak Ridge, Tennessee, and with 4D2 International, each of which provide engineering, design, planning and technical management services to a variety of government and industrial clients worldwide. These contracts generated the majority of the Company’s revenue.

During fiscal year 2006 the Company continued its major transition from being primarily a provider of engineering services to becoming a provider/owner/operator of biogas facilities and producer and distributor of biogas products. Its first facility, which is 100% owned by the Company and was financed entirely through Company equity (profits from engineering service contracts and private placement sales of stock), became operational in November 2004. A 5-fold expansion of that facility is currently underway, as is construction of a larger second facility located 35 miles west of the first. The Company will own and operate both facilities and will finance construction via a combination of equity and debt. It is anticipated that the debt will be via tax-exempt bonds. Pro forma numbers based on conservative natural gas futures indicate revenue generated from the sale of gas to the regional gas utility is adequate to service the bond debt, pay operating expenses and generate acceptable profit percentages.

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

Quoting from the U.S. Department of Energy (DOE) 2006 Annual Energy Outlook Report: “A large proportion of the onshore lower 48 conventional natural gas resource base has been discovered. New reservoir discoveries are expected to be smaller and deeper, and thus more expensive and riskier to develop and produce. Much of the onshore lower 48 nonassociated (NA) conventional natural gas production in the reference case comes from existing large fields, as lower 48 NA onshore conventional natural gas production declines…” The report goes on to say, “Incremental production of lower 48 onshore natural gas production comes primarily from unconventional resources…”

While the DOE is looking primarily at those “unconventional resources” being coalbed methane, tight sandstones, and gas shales, another DOE study estimates that worldwide, between 25 and 37 quadrillion btus of methane is released into the atmosphere due to natural decomposition of organic material. This is equivalent to between 25 and 38 percent of all the energy used in the U.S. annually. The study went on to estimate that biogas production from farm waste, landfills and municipal sewage alone is approximately 3.5 quadrillion btus of methane, one third of which (or about 1.25 quadrillion btus) could feasibly be captured. This is equivalent to 6 percent of all the natural gas used in the U.S. each year.

In November 2004, 13 countries joined the U.S. to formally create the “Methane to Markets Partnership”. The purpose of this Partnership is to advance international cooperation on the recovery and use of biogas-derived methane as a valuable and viable clean energy source, and in the process, increase energy security, improve environmental quality, and reduce greenhouse emissions throughout the world. Under the Partnership, members will work in coordination with the private sector to share and expand the use of technologies to capture methane emissions that are now wasted in the course of industrial and agricultural processes and use them as a new energy source.

The Company feels confident that adequate economic incentives exist and that we have gained enough practical, hands-on experience to be poised to become a significant force in developing the “Methane to Markets” concept in the United States.

We have tested and refined both the technology and our business model though the design, construction and nearly 18 months of continuous operation of our commercial prototype facility at the Whitesides Dairy near Rupert, Idaho. We have processed nearly ten million gallons of manure through that facility since we began operations in November of 2004 and are currently producing 99.6% purity methane having a Btu content of over 1000 Btu/cubic foot of gas. This supports our business plan.

Competition

The principal competitors in the engineering services sector are privately held or employee owned companies and therefore not actively traded on any market. With respect to the Company’s current biogas focus, there are many other providers that supply and build anaerobic digesters for animal operations. Among some of the more prominent companies are Microgy Co-Generations Systems (a subsidiary of Environmental Power Corp.), RCM Digester Systems, and GHD, Inc. Environmental Services. However, to the best of the Company’s knowledge, none of their systems produce the quality of biogas (in terms of energy content per volume of gas produced) as does the proprietary system the Company employs, nor do they afford its flexibility and operability and maintainability advantages.

The Company’s Whitesides biogas facility was the first agricultural anaerobic digester to be built, and is currently the only operational facility of its kind, in the State of Idaho. Other facilities have been discussed and two dairymen have had federal grants to construct on-farm digesters for over two years, but as yet, ground has not been broken on either one. This gives the Company a substantial lead over any competition within the State. There are numerous digester facilities in operation in other parts of the US, but none are currently operating with the primary purpose of producing and marketing commercial grade natural gas as we can best determine.

The Company believes that the principal competitive factors applicable to all areas of its business are:

▪	Exclusive access to proprietary technology
▪	Ability to service much larger dairy/beef operations than previously feasible
▪	Proximity to major dairy/beef operations (Idaho is the fifth largest dairy state in the US)
▪	Advantage of being “first to market” with pipeline quality gas in the US
▪	Strong internal technical, management and scientific capabilities
▪	Key strategic alliances
▪	Breadth of “work for others” services offered
▪	Customer service reputation
▪	Dependability, technical proficiency and environmental integrity
▪	Operational experience
▪	Quality of working relationships

Management believes the Company is, and will continue to be, competitive based on these factors.

ITEM 2. PROPERTIES

The Company’s property and equipment are well maintained, in good operating condition and suitable for the Company’s current and projected needs. Company headquarters are located in Idaho Falls, Idaho in leased office space. Its Idaho Falls CNG gas filling station is also on leased property, as is its Boise, Idaho satellite office. The Company’s Biogas Plant #1 is on leased property in Rupert, Idaho and its Biogas Plant #2 is on leased property in Wendell, Idaho. The Idaho Falls office lease runs through May 2007, the Boise office through March 2007, the CNG station property lease through September 2008, and the Biogas Plant lease through December 2024. The following table sets forth certain information regarding the principal operating facilities/properties owned or leased by the Company.

LOCATION	FUNCTION	SIZE	OWN/LEASE	UTILIZATION

Idaho Falls, Idaho	Corporate Office	5,500 sq. ft.	Lease	100%

Idaho Falls, Idaho	CNG Gas Station	1/4 acre	Lease	100%

Rupert, Idaho	Biogas Plant #1	½ acre	Lease	100%

Wendell, Idaho	Biogas Plant #2	1 acre	Lease	100%

Boise, Idaho	Satellite Office	600 sq. ft.	Lease	100%

Garnet Mineral Rights
The Company had owned rights to precious metals properties in Montana. On September 13, 2004 the Company entered into an agreement with Cordoba Corporation (owner of the surface rights) to attempt to jointly sell the mineral and surface rights. A potential sale in FY 2005 failed to materialize. The Company subsequently divested itself of its interests in these rights on May 3, 2006. Under the terms of the divestiture Agreement, the Company holds a 1st lien on any minerals mined from the property until the amount owed to the Company is paid in full. The proceeds from any such sale of minerals would result in a gain to the Company, as the rights were previously written off as having no value. Such proceeds would be used to provide working capital for current projects and support the ongoing operations of the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company’s management is unaware of any pending legal proceedings or any contemplated against the Company by any federal, state, or local government agency.

Further, to the knowledge of management, no director or executive officer is a party to any action in which interest is adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR INTREPID TECHNOLOGY & RESOURCES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Intrepid Technology & Resources, Inc., common stock is currently listed on the Bulletin Board System under the symbol IESV. As of June 30, 2006, there were approximately 1294 record holders of common stock. The common stock began trading in the 1st quarter of 2001. The high for that quarter was $.055 and the low was $.03. The high and low closing sales prices by quarter for the last two fiscal years are shown below. No dividends were paid per common share for any quarter in the last two years:

	2006		2005		Dividends Per Share
Period	High	Low	High	Low	2006	2005

1st Quarter	.08	.055	.071	.04	$ --	$ --
2nd Quarter	.066	.04	.057	.039	--	--
3rd Quarter	.072	.043	.18	.035	--	--
4th Quarter	.083	.040	.12	.055	--	--

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 3., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and has based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending June 30, 2006, included elsewhere in this Form 10-KSB.

2006 Financial Results Compared to 2005

The Company’s 2006, operating revenue was $447,300 compared to $399,153 for 2005. The Company’s gross profit for the year ended June 30, 2006 was $69,468 compared to $145,834 for 2005. For the year ended June 30, 2006 the Company reported a net loss of $1,990,079 compared to a net loss for the year ended June 30, 2005, of $1,471,208.

BUSINESS STRATEGY

Providing engineering and technical services has been the primary source of revenue, and hence the primary focus, in the past. The Company expects to continue providing such services in the future, but with decreased emphasis as it completes its major transition from being primarily a provider of engineering services to becoming a significant producer and distributor of biogas products and facilities. The following discussion provides an overview of the Company’s current business model and development plan.

BUSINESS MODEL

The fundamental aspects of the Company’s business model are:

•	Utilize cutting edge, but established, technology for the production of biogas from large animal operations
•	Team with experienced companies for the marketing and distribution of biogas products
•	Maintain equity positions in selected biogas projects
•	Begin operations in known territory (Idaho), and expand into other geographical locations as opportunities arise
•	Maximize the utilization of our public company status in the financing of our projects
•	Market biogas products to local gas utilities, industrial users, and transportation users

DEVELOPMENT PLAN

The Company will design, construct and operate production facilities consistent with the business model described above.

The centerpiece of this development plan is an exclusive geographic and case-by-case national agreement for anaerobic digestion technology that produces biogas with a higher concentration of methane than competing processes. This technology has a successful 6-year operational history and has been demonstrated with both cow and swine waste.

Our goal is to become the premier biogas company in the United States. Our approach is to use superior technology and know-how to convert manure waste from dairy and feedlot operations into high BTU biogas that can be further processed to produce (1) pipeline quality gas for sale to a gas utility or a marketing and distribution company; (2) combustion gas to fuel boilers for processing materials; (3) liquid natural gas for transportation fuel, peaking, and/or remote community service; and, eventually, (4) hydrogen to energize fuel cells for transportation and distributed or non-distributed energy sources. Our range of services include:

-	designing, building, and operating biofuels facilities
-	performing value-added processing of raw biogas and residual products of digestion for various applications
-	marketing, transportation and sales of processed gas

ITR currently has a biogas production plant in Rupert, Idaho that has been in operation for over 18 months and is consistently producing 99% purity natural gas (methane) with a heating value in excess of 1000 Btu/cubic foot. This plant is a commercial prototype facility that can be employed to demonstrate the economic viability of the four product lines listed above. The plant is currently undergoing a 5-fold expansion to accommodate a corresponding expansion of the diary upon which it is located. The bulk of the gas produced at the plant is under contract for sale to the local gas utility via a 15-year Supply and Purchase Agreement. A small portion of the gas is used on-site for plant process heating and for heating water for dairy operations.

The Development Plan involves discrete projects that will ultimately bring 250,000 Magic Valley dairy cows under production to create the “Magic Valley Biogas Field” in the Magic Valley area of south-central Idaho. The first project will provide facilities and infrastructure to process manure from 50,000 dairy cows and will be executed in two distinct phases:

Phase I consists of 10,500 cows located on 2 different dairies and establishes the west and east anchor points to the Magic Valley Westside field as well as expands the Rupert plant to full capacity. Construction is underway on both facilities and will be completed in CY 2007.

Phase II consists of 30,000 cows located on 3-5 different dairies (depending on outcomes of individual dairymen’s current consolidation and expansion plans). Construction will be initiated in CY 2007 and conclude in CY-2008.

This project will be financed through a combination of debt and equity. It is anticipated that the debt portion will be financed through the sale of bonds and the equity will come from equity partners that will include dairymen, equity capital group(s), or other private investors and from retained earnings generated through building biogas plants of third parties. Capital cost will be approximately $30 million, the first phase of which will be just over $10 million. These funds will provide for anaerobic digester plants constructed at participating dairies, gas conditioning clean-up equipment for processing the raw biogas to pipeline quality standards, and a supporting gas line gathering system to transport the clean gas to the gas utility distribution system. A majority of the costs (approximately 70%) is for construction of the digesters.

This project will provide over 1 billion cubic feet of biogas annually, which, in turn, will yield over 1 million mcf of clean gas for sale to the local gas utility or marketing and distribution company.

Additional Information

The Company plans to increase sales and expand its engineering and scientific services into the biofuels area. Revenue generated will be used to meet cash flow requirements with any excess being used to support and develop the Company’s biofuels production initiatives.

At the present time the Company does not anticipate paying dividends, cash or otherwise, on it’s Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. The Company believes that the terms of the Settlement Agreement relative to divestiture of its mining and mineral rights of the Garnett mine in Montana have the potential to provide moderate future working capital. The Company has engaged a major investment banking firm to obtain bond financing under a State of Idaho approved bond inducement resolution and is seeking other investment capital to support these projects and the existing and ongoing operations of the Company.

RESULTS OF OPERATIONS

The Company's revenue results primarily from contracts, which are substantially short term, with the U.S. Government, commercial customers, state and local governments, or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of costs plus fees, and others, which are fixed-price (typically very short-term) or time-and-materials, type contracts. Revenue and fees on the reimbursement of costs plus fees and time-and-material contracts are recognized using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenue and fees on the fixed price contracts are recognized based on contract deliverables or other milestones, etc. accomplished as of the end of the period. Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component.  Time-and-materials contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs.  Firm fixed-price contracts require the Company to provide stipulated services for a fixed price.

The Company generated only engineering service revenue in 2006 and 2005.

The following table shows each element of the statement of operations as a percentage of revenue:

	Year Ended		Year Ended
	June 30, 2006		June 30, 2005
	Whole $	%	Whole $	%
Revenue, net	447,300		399,153
Direct operating costs	377,832	84.5%	253,319	63.5%

Gross profit	69,468	15.5%	145,834	36.5%
General and administrative	1,416,285	316.6%	1,311,262	328.5%
Research and development	308,506	69%	230,956	57.9%
Loss from operations	(1,655,323)	-370.1%	(1,396,384)	-349.8%

Interest income	2,169.48%		994.25%
Interest expense	(336,925)	-75.3%	(58,024)	-14.5%
Loss on Investment	--	--	(17,794)	-4.46%

Net loss before income taxes	(1,990,079)	-444.9%	(1,471,208)	-368.6%

Income tax expense (benefit)	--	--	--	--

Net loss	(1,990,079)	-444.9%	(1,471,208)	-368.6%

Revenue

Revenue for 2006, increased to $447,300 compared to $399,153 for 2005. This 12% increase is a result of increased engineering service “work for others” over the prior year. The Company’s first biogas plant in Rupert, Idaho, has been operational for over 18 months and the specialty gas processing unit that is required to clean the biogas is now operational and is producing 99+% purity natural gas on a consistent basis. The Company is currently using a portion of the biogas generated to provide the internal process heat for the operation of the facility and is also supplying gas to the dairy for commercial heating of dairy process water. The Company has a 15-year Supply and Purchase Agreement in place with the local gas utility for the balance of gas being produced at the plant. The utility is currently making necessary arrangements to receive this gas into their distribution system for commercial sale.

Direct Operating Costs

For the year ending June 30, 2006, the Company had direct operating costs of $377,832 or 84.5% of revenue in support of design and construction of biogas production facilities and “work for others” engineering services as compared to $253,319 or 63.5% of revenue for the year ended June 30, 2005. The direct operating costs have increased largely due to the increased activity in building and operating Company-owned plants. Revenue and operating costs will both increase (though operating costs will decrease as a percentage of revenue) once expansion and construction activities are complete and the Company is able to start delivery of gas to the marketplace. Gas sales revenues will start in 3rd fiscal quarter with the completion of the expansion of the Whitesides plant and should significantly increase during 4th quarter as the second production plant comes on line.

Gross Profit

The Company had a gross profit of $69,468 for the fiscal year ended June 30, 2006, compared to $145,834 in fiscal year 2005. The decrease in gross profit for the year ending June 30, 2006 results from the increase in direct operating costs associated with design, construction and operation of Company-owned production plants.

General and Administrative Expenses

General and administrative expenses (G&A) were 316.6% of revenue, an 11.9% decrease over the year ending June 30, 2005. The total G&A expenses were $1,416,285 for the fiscal year ending June 30, 2006 compared to 328.5% of revenue or $1,311,262 at June 30, 2005. These G&A expenses are mainly attributed to shifting more in-house resources to design and construction of the Company-owned biogas plants; professional fees associated with bond financing activities, divestment of mineral properties, and accounting and auditing costs; and insuring of biogas facilities.

The Company has incurred large costs over the last two fiscal years for the construction, start-up and operations of the Company’s Whitesides Biogas Plant and over the last fiscal year with the design, permitting and initial construction of the WestPoint Biogas Plant. Only those costs allowed by generally accepted accounting principles have been capitalized in that effort. All other costs have been expensed for establishing the biogas business operating plan, including research in the biofuels markets, development of operations and maintenance procedures, process improvement measures, and seeking investment capital and source financing. The shifting of in-house resources from engineering services work to plant design, construction and operation left many expenses for the Company to burden as overhead costs thus driving G&A high for developing this project. The large costs of administrative labor were almost entirely the effort of the development in the biofuels market place whereby, the administrative staff in previous years was working on engineering services contracts.

General and administrative costs are characterized in the following format:

	2006	2005
Overhead and employee benefits	509,006	$161,090
Accounting, consulting, and professional fees	479,755	394,426
Insurance, depreciation, and computer	118,851	44,456
Leases	87,766	75,858
Equipment, office supplies, and other	12,981	11,339
Administrative salaries and labor	147,810	502,024
Subcontract work, travel, fuel, and other	60,116	122,070
Total General and Administrative Expense	1,416,285	$1,311,262

Research and Development

The Company expended $308,506 and $230,956 in fiscal years 2006 and 2005 respectively toward the research and development of biofuels.

Interest Revenue

For the year ended June 30, 2006 the Company received interest income of $2,169 on investment capital compared to $994 for 2005.

Interest Expense

Interest expense for the year ended June 30, 2006 was $336,925 compared to $58,024 for the same period ending June 30, 2005. This expense was for interest paid on the term loan, common stock warrants, debentures, and on notes payable to others and to officers and employees of the Company. These debt instruments were liquidated during the 3rd and 4th quarters and are no longer accruing interest. With the anticipated bond offering to finance the first two biogas facilities, interest expense is likely to increase in future periods.

Income Taxes

The Company has net operating loss carryforwards of approximately $6,000,000, which begin to expire in the year 2021. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Net Loss

The Company realized a net loss of $1,990,079 for the year ended June 30, 2006 compared to a loss of $1,471,208 for the year ended June 30, 2005.

Customers - In 2006, the Company managed engineering services contracts with Idaho National Laboratory (“INL”) at Idaho Falls, Idaho; the Oak Ridge Associated Universities (“ORAU”) based in Oak Ridge, Tennessee; and with 4D2 International, each of which provide engineering, design, planning and technical management services to a variety of government and industrial clients worldwide. These contracts generated the majority of the Company’s revenue. In 2005, the Company’s primary customers were INL and ORAU. In 2006, and 2005, INL provided revenue in the amount of $150,983 and $100,234 respectively while ORAU provided $257,218 and $170,912 for each year respectively. Both INL and ORAU provided more than ten percent of the total revenue in 2006 and 2005.

In the future, the Company cannot be certain that it will derive the same percentages of federal contracted revenue due to a mission change at the INL and the fact that the Company has made a major transition into building its biofuels business. The Company is continuously seeking additional revenue sources from engineering and alternative energy work for other private, commercial and government customers.

With regard to the Company’s entrance into the biogas production market, its first plant has been operational for over 18 months and a significant 5-fold expansion of this facility is currently underway. Construction of a second even larger facility located near Wendell, Idaho is also underway. The Company will own and operate both facilities and has a 15-year Supply and Purchase Agreement with the local gas utility to deliver and sell the gas produced from these facilities into the local distribution system.

The Company expects to realize a revenue stream from its biogas business in fiscal year 2007. This revenue will be generated from sales of gas and digested fiber product from the biogas plants, from sale of carbon emissions credits, and from engineering fees related to development of additional biogas facilities.

Compliance with Applicable Laws and Regulations - The Company is in compliance with all current laws and regulations.

Changes in Laws and Regulations - None Applicable

Exposure to Litigation - None

New Technologies - None

Access to Capital - The Company will make reasonable efforts to meet cash flow demands from ongoing operations. However, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as additional loans and investment capital. As discussed below, the Company has entered into a Standby Equity Distribution Agreement with Cornell Capital Partners that has provided working capital to fund a large portion of the biogas projects that are currently underway. Management has engaged an investment-banking firm to obtain bond financing under a State of Idaho approved bond inducement resolution to expand operations and production capabilities.

CAPITAL RESOURCES AND LIQUIDITY

As of June 30, 2006, the Company had a working capital deficit of $37,821compared to a deficit of $599,197 for the previous year ending June 30, 2005. The current ratio at June 30, 2006 was .96 to 1 and .30 to 1 at June 30, 2005. The Company believes that through judicious exercising of its equity capital agreement and fees earned from construction of biogas plants that it will be able to meet obligations as they become due over the next fiscal year.

In April 2005, the Company signed a promissory note with Cornell Capital in the amount of $500,000. The note, including accrued interest, was repaid on August 8, 2005. On July 15 and August 16, 2005 the Company signed additional promissory notes with Cornell Capital in the amounts of $150,000 and $300,000 respectively. The July note and accrued interest was repaid on September 19, 2005 and the August note and accrued interest on was repaid on November 18, 2005.
On November 30, 2005, the Company signed an unsecured Promissory Note with Zions First National Bank in the amount of $100,000. The purpose of the loan was to retire an existing term loan with US Bank and release the attendant security interest in the assets of the Company. The note had a fixed rate of 8.00% and was paid in full on March 3, 2006. The Company also signed Promissory Notes in the amount of $75,000 each with two private individuals on October 31, 2005. These 8% APR notes were paid in full on March 28, 2006. The Company additionally paid off its unsecured shareholder notes payable from certain employees on March 28, 2006. The first shareholder creditor, Mr. Kenoyer, made two loans to the company. The first loan accrued interest at the rate of 10 percent and the second at 7 percent. The combined principle and interest for both loans was $24,774. The second shareholder creditor, Mr. Dustin, also made two loans to the company. The first accrued interest at 10 percent and the second at 7 percent. The combined principle and interest for both of Mr. Dustin’s loans was $47,426. Payment of the above obligations has significantly reduced the Company’s long term debt.

Debenture Debt

The Company issued convertible debentures to Cornell Capital Partners in the original principal amount of $750,000 on October 13, 2004. Under the terms of the original agreement, the debentures were convertible at the holder’s option any time up to maturity at a floating conversion price. On March 10, 2005, the Company terminated the original Convertible Debenture Agreement and entered into a new Agreement whereby the debentures were convertible at the holder’s option any time up to maturity at a fixed conversion price equal to $0.055 (the “Fixed Price”). This fixed price was based upon the market value of the shares at the time of the original Agreement. The debentures were secured by the assets of the Company. The debentures had a three-year term and accrued interest at 5% per year. At maturity, the debentures were to automatically convert into shares of common stock at a conversion price equal to the Fixed Price. As of April 18, 2006 the principal amount of $750,000 of the convertible debenture had been converted by Cornell Capital Partners into 13,636,364 shares of our common stock, which were previously registered with the Securities and Exchange Commission on a registration statement on Form SB-2 (Registration No. 333-123258) declared effective on May 2, 2005. On May 5, 2006 Cornell elected to receive the $45,322 accrued interest on the convertible debenture in the form of 824,035 shares of restricted common stock at the fixed price of $0.055.

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

The Company went through several transitions from the original October 13, 2004 SEDA with Cornell Capital Partners LP to secure additional source financing. A full discussion of the chronology and evolution of this SEDA may be found in the Company’s FY 2005 SEC Form 10-KSB. .

Material Commitments for Capital Expenditures - In 2005, the Company completed construction and began operations of the initial phase of the Biogas Production facility at the Whitesides Dairy north of Rupert, Idaho. In April 2006, construction began on a second facility at the West Point Dairy near Wendell, Idaho. The Company will own and operate both facilities. An additional $8.1 million will be expended on the ongoing expansion of the Whitesides plant and to complete construction of the West Point facility and a connecting pipeline gathering system during fiscal year 2007. These two facilities will ultimately accommodate approximately 10,500 cows. Funding for this project will be secured by a combination of outside investment capital and senior debt bond financing secured by a long-term gas off-take contract.

Risk Factors

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
- our ability to develop, complete, introduce and market biofuels and bring them to volume production in a timely manner;
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

Our success will largely depend on our ability to develop and implement the anaerobic digester biogas projects and generate energy and gas for sale. We will respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis however, we cannot predict if we will be effective or succeed in the development of the biofuels and renewable energy markets. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to develop and operate in the biofuels market, our business, results of operations and financial condition could be materially adversely affected.

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

Senior Management

The Board of Directors and Officers of the Company were duly elected by the shareholders during the 2006 Annual Shareholder Meeting held December 2, 2005.

Item 7. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and
Board of Directors of
Intrepid Technology and Resources, Inc.

We have audited the accompanying consolidated balance sheets of Intrepid Technology and Resources, Inc., as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrepid Technology and Resources, Inc., as of June 30, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss, has negative working capital, and has negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONES SIMKINS, P.C.
Logan, Utah
July 28, 2006

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005

ASSETS	2006	2005
Current assets:
Cash	$716,203	65,737
Accounts receivable, net	53,252	98,434
Prepaid expenses	66,076	85,639
Bond offering costs	138,896	-
Other assets	2,245	1,600

Total current assets	976,672	251,410

Property, plant, and equipment, net	2,218,392	952,742

Total assets	$3,195,064	1,204,152

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$187,140	148,419
Accrued expenses	271,089	258,627
Related party notes payable	-	60,613
Current portion of long-term debt	556,264	382,948

Total current liabilities	1,014,493	850,607

Long-term debt	-	830,317

Total liabilities	1,014,493	1,680,924

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $1 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.005 par value; 350,000,000
shares authorized, 230,100,973 and 137,694,025
shares issued and outstanding, respectively	1,150,505	688,470
Additional paid-in capital	9,183,892	4,998,505
Stock subscription receivable	(16,200)	(16,200)
Accumulated deficit	(8,137,626)	(6,147,547)

Total stockholders' equity (deficit)	2,180,571	(476,772)

Total liabilities and stockholders' equity (deficit)	$3,195,064	1,204,152

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2006 and 2005

	2006	2005

Revenues, net	$447,300	399,153
Costs of revenues	377,832	253,319

Gross profit	69,468	145,834

Operating expenses:
General and administrative	1,416,285	1,311,262
Research and development	308,506	230,956

Loss from operations	(1,655,323)	(1,396,384)

Other income (expense):
Interest income	2,169	994
Interest expense	(336,925)	(58,024)
Loss on investment	-	(17,794)

Loss before provision for income taxes	(1,990,079)	(1,471,208)

Provision for income taxes	-	-

Net loss	$(1,990,079)	(1,471,208)

Net loss per common share - basic and diluted	$(0.01)	(0.01)

Weighted average common shares - basic and diluted	171,561,000	128,763,000

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended June 30, 2006 and 2005

								Total
					Additional	Stock		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance at July 1, 2004	-	$-	112,216,953	$531,084	$4,253,050	$(51,200)	$(4,676,339)	$56,595

Issuance of common stock for:
Cash	-	-	12,210,562	61,053	533,889	-	-	594,942
Services	-	-	3,322,784	16,614	153,130	-	-	169,744
Stock options exercised	-	-	2,654,000	13,270	22,195	-	-	35,465
Accounts payable and
accrued expenses	-	-	2,401,429	12,007	102,683	-	-	114,690

Issuance of common stock for fees
related to common stock offerings	-	-	10,888,297	54,442	(54,442)	-	-	-

Payments received on stock
subscription receivable	-	-	-	-	-	35,000	-	35,000

Cash paid for common stock
offering costs	-	-	-	-	(12,000)	-	-	(12,000)

Common stock cancelled -
treasury stock	-	-	(6,000,000)	-	-	-	-	-

Net loss	-	-	-	-	-	-	(1,471,208)	(1,471,208)

Balance at June 30, 2005	-	-	137,694,025	688,470	4,998,505	(16,200)	(6,147,547)	(476,772)

Issuance of common stock for:
Cash	-	-	73,707,499	368,538	3,315,690	-	-	3,684,228
Services	-	-	2,414,048	12,070	120,522	-	-	132,592
Stock options exercised - for cash	-	-	1,279,874	6,399	8,859	-	-	15,258
Stock options exercised - for
accrued expenses	-	-	226,743	1,134	3,672	-	-	4,806
Accounts payable and
accrued expenses	-	-	318,385	1,592	14,610	-	-	16,202
Long-term debt	-	-	14,460,399	72,302	723,020	-	-	795,322

Cash paid for common stock
offering costs	-	-	-	-	(200,750)	-	-	(200,750)

Common stock warrants issued
for interest expense	-	-	-	-	199,764	-	-	199,764

Net loss	-	-	-	-	-	-	(1,990,079)	(1,990,079)

Balance at June 30, 2006	-	$-	230,100,973	$1,150,505	$9,183,892	$(16,200)	$(8,137,626)	$2,180,571

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(1,990,079)	(1,471,208)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock compensation expense	132,592	169,744
Interest expense - common stock warrants	199,764	-
Depreciation	63,515	39,380
Interest expense on debentures	22,226	23,096
Loss on investment	-	17,794
(Increase) decrease in:
Accounts receivable	45,182	96,918
Prepaid expenses	19,563	(85,639)
Other assets	(645)	2,386
Increase (decrease) in:
Accounts payable	41,723	55,535
Accrued expenses	30,468	28,326

Net cash used in operating activities	(1,435,691)	(1,123,668)

Cash flows from investing activities:
Purchases of property and equipment	(1,329,165)	(595,364)

Net cash used in investing activities	(1,329,165)	(595,364)

Cash flows from financing activities:
Proceeds from long-term debt	1,425,566	1,250,000
Payments on long-term debt	(1,309,471)	(253,494)
Bond offering costs	(138,896)	-
Payments on related party notes payable	(60,613)	-
Issuance of common stock	3,699,486	630,407
Common stock offering costs	(200,750)	(12,000)
Payments received from stock subscription receivable	-	35,000

Net cash provided by financing activities	3,415,322	1,649,913

Net increase (decrease) in cash	650,466	(69,119)

Cash, beginning of year	65,737	134,856

Cash, end of year	$716,203	65,737

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Intrepid Technology and Resources, Inc. (ITR) and its wholly owned subsidiaries, Western Technology and Management, Inc., (WT&M) and Intrepid Engineering Services, Inc. and WT&M’s wholly owned subsidiaries Idaho Nano Powders, and Virtual Science Services, Inc. (collectively the Company) is a biofuels renewable and alternative energy development and operating company with strengths in engineering and technology. While the Company's primary source of current revenue has been the sale of engineering services to a variety of clients, it is posturing itself for the primary business purpose of developing, constructing, and operating a portfolio of projects in the Renewable and Alternative Energy sector, with a special emphasis on production of biofuels - particularly, biogas (methane), ethanol, biodiesel and, eventually, hydrogen. The Company's strategy is to provide the overall technical and integration management for planning, coordinating, developing, operating and implementing such projects. The Company's initial emphasis is on establishing several geographically dispersed complexes in the Southern Idaho region and then expanding to other locations within Idaho and the Western United States.

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

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

INTREPID TECHNOLOGY AND RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company's revenues result primarily from contracts, which are substantially short term, with the U.S. Government, commercial customers, state and local governments, or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of costs plus fees, and others, which are fixed-price (typically very short-term) or time-and-materials, type contracts. Revenue and fees on the reimbursement of costs plus fees and time-and-material contracts are using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues and fees on the fixed price contracts are recognized based on contract deliverables or other milestones accomplished as of the end of the period.

Income Taxes

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

Stock-Based Compensation

The Company has stock-based employee compensation, which is described more fully in Note 12. The Company accounts for this compensation under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” (see Note 15). Accordingly, no compensation cost to employees has been recognized in the financial statements, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s net loss would have been reduced to the pro forma amounts indicated below:

	2006	2005

Net loss as reported	$(1,990,079)	(1,471,208)
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	-	(149,456)

Net loss pro forma	$(1,990,079)	(1,620,664)

Loss per share:
Basic and diluted - as reported	$(.01)	(.01)
Basic and diluted - pro forma	$(.01)	(.01)

INTREPID TECHNOLOGY AND RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Use of Estimates in the Preparation of Financial Statements

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

Note 2 - Going Concern

As of June 30, 2006, the Company has incurred a loss, has negative working capital, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has partially mitigated the Going Concern as a result of entering into the agreement with Cornell Capital as discussed in Note 10 below and Management has engaged an investment banking firm to obtain bond financing under a State of Idaho approved bond inducement resolution to expand operations and production capabilities. While activities continue on schedule for this bond financing, there can be no full assurance that such funds will be available to the Company nor that these efforts will be successful.

Note 3 - Accounts Receivable

Accounts receivable consists of the following:

	2006	2005

Trade receivables	$53,252	131,434
Allowance for doubtful accounts	-	(33,000)
	$53,252	98,434

Note 4 - Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	2006	2005

Digester plants	$2,198,380	898,416
Pumping station	64,500	64,500
Computers and software	67,644	43,474
Furniture	17,014	11,983
Vehicles	3,000	3,000
	2,350,538	1,021,373
Less accumulated depreciation	(132,146)	(68,631)
	$2,218,392	952,742

INTREPID TECHNOLOGY AND RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

Note 5 - Related Party Notes Payable

Related party notes payable consists of the following:

	2006	2005

Note payable to a stockholder and officer bearing
interest at 10%, due on demand, unsecured.	$-	40,288

Note payable to a stockholder and officer bearing
interest at 10%, due on demand, unsecured.	-	20,325
	$-	60,613

Note 6 - Long-term Debt

Long-term debt consists of the following:

	2006	2005
Convertible note payable to a contractor bearing
interest at 7.5%, due on demand, secured by
common stock.	$556,264	30,698

Convertible debenture payable to Cornell
Capital Partners, LP bearing interest at 5%,
due on May 10, 2008, secured by the assets
of the Company. The debenture (all or part)
may be converted, at the option of the holder,
into common shares not to exceed 4.99% of
the outstanding shares of the common stock
following such conversion.	-	773,096

Note payable to Cornell Capital Partners, LP
bearing interest at 12%, due October 10, 2005,
secured by common shares.	-	300,000

Note payable to a bank in monthly installments
of $5,161, including interest at 5.75%, due
October 2005, secured by the assets of the
Company and personally guaranteed by certain
officers of the Company.	-	109,471

	556,264	1,213,265

Less current portion of long-term debt	(556,264)	(382,948)

	$-	830,317

INTREPID TECHNOLOGY AND RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

Note 7 - Operating Leases

The Company leases a CNG gas filling station in Idaho Falls, Idaho, under a non-cancelable operating lease which expires in September 2009. Rental expense related to this operating lease for the years ended June 30, 2006 and 2005 was approximately $4,000 and $3,000, respectively.

Future minimum lease payments under the non-cancelable lease obligations as of June 30, 2006 are approximately as follows:

Years ending
June 30,	Amounts

2007	$6,000
2008	6,000
2009	1,000

$13,000

Note 8 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	2006	2005

Federal tax benefit at statutory rate	$(591,000)	(500,000)
State tax net of federal benefit	(100,000)	-
Change in valuation allowance	691,000	500,000
	-	-

Deferred tax assets are as follows:

	2006	2005

Net operating loss carryforwards	$2,077,000	1,401,000
Research and development credit carryforward	15,000	-
Valuation allowance	(2,092,000)	(1,401,000)
	$-	-

The Company has net operating loss carryforwards of approximately $6,000,000, which begins to expire in the year 2021. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

INTREPID TECHNOLOGY AND RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

Note 9 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are approximately as follows:

	2006	2005

Interest	$32,000	28,000

Income taxes	$-	-

During the year ended June 30, 2006, the Company:

•	Issued 545,128 shares of common stock in exchange for accounts payable and accrued expenses of $21,008.
•	Issued 14,460,399 shares of common stock in exchange for long-term debt of $795,322.

During the year ended June 30, 2005, the Company:

•	Issued 2,401,429 shares of common stock in exchange for accounts payable and accrued expenses of $114,690.
•	Acquired $30,698 of property and equipment for a convertible note payable.

Note 10 - Capital Stock

Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at June 30, 2006 and 2005.

Standby Equity Distribution Agreement

On March 10, 2005, the Company entered into a new Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (Cornell). Pursuant to the SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $25 million. For each share of common stock purchased under the SEDA, Cornell will pay the Company 99% of the lowest closing bid price of the common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. Cornell will retain 5% of each advance under the SEDA. Cornell also received 10,000,000 shares of the Company’s common stock upon execution of the SEDA as a one time fee. The Company was also required to issue a total of 888,297 common shares to Newbridge Securities Corp. and Howard Salamon as a fee for the execution of the SEDA. The issuance of these shares are accounted for as a cost of the issuance of the shares to be issued under the SEDA.

Note 11 - Stock Options and Warrants

The Company has adopted a stock option plan (the Plan). Under the Plan, the Company may issue shares of the Company’s common stock or grant options to acquire the Company’s common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan.

INTREPID TECHNOLOGY AND RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

Note 11 - Stock Options and Warrants (continued)

A schedule of the options and warrants outstanding is as follows:
	Number of		Exercise Price
	Warrants	Options	Per Share

Outstanding at July 1, 2004	-	19,554,417	$.009 - .060
Granted	-	4,100,000	.038 - .040
Exercised	-	(2,709,000)	.010 - .035
Canceled	-	(845,900)	.038

Outstanding at June 30, 2005	-	20,099,517	.009 - .060
Granted	5,000,000	-	.055
Exercised	-	(1,506,617)	.009 - .035
Canceled	-	(217,800)	.035 - .060

Outstanding at June 30, 2006	5,000,000	18,375,100	$.010 - .055

Note 12 - Stock Based Compensation

The fair value of each option and warrant granted during 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005
Expected dividend yield	-	-
Expected stock price volatility	150%	161%
Risk-free interest rate	5%	4%
Expected life of options or warrants	5 years	5 years

The weighted average fair value of each option granted during 2006 and 2005 was approximately $.04 and $.04, respectively.

The following table summarizes information about common stock options and warrants outstanding at June 30, 2006:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.010	5,271,000	2.5	.01	5,271,000	$.01
.035 - .040	13,104,100	3.7	.04	13,104,100.04
.055	5,000,000	5.4	.06	5,000,000.06
$.010-.040	23,375,100	3.8	.03	23,375,100.03

Note 13 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at market interest rates.

INTREPID TECHNOLOGY AND RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

Note 14 - Sales to Major Customers

The Company had revenues from major customers during the years ended June 30, 2006 and 2005, which exceeded ten percent of total revenues approximately as follows:

	2006	2005

Company A	208,000	-
Company B	108,000	-
Company C	74,000	-
Company D	-	171,000
Company E	-	100,000

Note 15 - Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (R), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for the Company beginning July 1, 2006, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments to employees has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its consolidated financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Schedules and Exhibits

1. Financial statements and report of Jones Simkins, P.C.
Independent Auditors' Report Jones Simkins, P.C.
Consolidated Balance Sheets - June 30, 2006 and 2005
Consolidated Statements of Operations for the years ended June 30, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended June 30, 2006 and 2005
Notes to Consolidated Financial Statements
Consent of Jones Simkins, P.C. for the year ended June 30, 2006

2. Financial statement schedules

Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

3. Exhibits

Exhibit No.	Description	Incorporated by Reference from Registrant's
3.1	Articles of Incorporation.	Form 10SB Registration March 22, 2000
3.2	Bylaws.	Form 10SB Registration March 22, 2000
3.3	Amended Articles of Incorporation.	Form 10SB Registration March 22, 2000
3.4	Amended Articles of Incorporation.	Form 10SB Registration March 22, 2000
4.1	Specimen Stock Certificate.	Form 10SB Registration March 22, 2000
10.1	Yellow Pines Resources Agreement.	Form 10SB Registration March 22, 2000
10.2	American Diatomite Agreement.	Form 10SB Registration March 22, 2000
10.3	American Diatomite Agreement.	Form 10-KSB October 20, 2000
10.4	Agreement to Sell and Purchase Mineral Reserves, Real Property and Shares of Common Stock	Form 10-KSB October 15, 2001

10.5	Addendum to Agreement to Sell and Purchase Mineral Reserves, Real Property and Shares of Common Stock	Form 10-KSB October 15, 2001
10.7	2003 Stock Option Plan	Form 14(a) October 24, 2002
10.8	Sale of the Mineral Rights of the Garnet, Montana mine
10.9	The sale of securities through Cornell Capital Partners LP and Newbridge Securities Corporation	Form SB-2 December 17, 2004
10.10	The sale of securities through Cornell Capital Partners LP and Newbridge Securities Corporation	Form SB-2 March 11, 2005
10.11	Issuance on securities under Form S-8 and the Stock Option Plan	Form S-8 June 23, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary and Treasurer
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and Vice-President, Secretary and Treasurer

Reports on Form 8-K

During the fourth quarter ending June 30, 2006 the Company filed two (2) reports on Form 8-K

10.6	Iron Mask Mining Company merger agreement with Intrepid Engineering Company and Western Technology and Management, Inc.	Form 8-K April 8, 2002
	Intrepid Technology and Resources, Inc. change of certifying accountants	Form 8-K May 24, 2002
	Amendment to report pro forma financial information on merger filed on Form 8-K April 8, 2002	Form 8-K/A June 11, 2002
	Amendment, Item 7. Letter from accountant and Company correspondence	Form 8-K/A June 20, 2002
	Resignation of Registrant’s Directors and change in management	Form 8-K July 8, 2002
	Resignation of Registrant’s Directors	Form 8-K August 21, 2002
	Amendment to Form 8-K filed on May 24, 2002 for change of certifying accountants. Correction letter of predecessor accountant.	Form 8-K/A September 10, 2002
	Election of Lynn Smith to the Board of Directors and Chairman of the Audit Committee	Form 8-K September 13, 2002
	Letters of Notice to Cure a Default whereby a deed was not transferred for mineral rights purchased in the Iron Mask Mining Company merger	Form 8-K February 6, 2003
	Amendment to Form 8-K filed on April 8, 2002 for the merger with Iron Mask Mining Company. Change of Accounting acquiror	Form 8-K/A February 19, 2004
	Item 5. Other, that the Company will apply FASB 121 Impairment of Long Lived assets to those purchased in the merger of March 2002	Form 8-K April 6, 2004
	The acquisition of the Wright Oil and Broadway Ford natural gas joint venture fueling station in Idaho	Form 8-K April 26, 2004
	The Company completed the Purchase Agreement for 33% of the Magic Valley Energy Coalition, now a wholly owned subsidiary	Form 8-K May 19, 2004
	Earnings Release for the quarter ending March 31, 2004	Form 8-K May 19, 2004
	Amendment 4, to correct the income and include the transaction costs of the merged companies, IMKG, WTM, & IES	Form 8-K/A June 15, 2004
	Amended to include the historical, pro forma, and other required financial statements for the purchase of Wright Oil and Broadway Ford	Form 8-K/A July 16, 2004
	Entered a Standby Equity Distribution Agreement and a Securities Purchase Agreement with Cornell Partners LP	Form 8-K October 19, 2004
	Entered a Securities Purchase Agreement with Cornell Partners LP	Form 8-K December 13, 2004
	Amended Articles of Incorporation	Form 8-K December 21, 2004
	Appointment of a new director to the board	Form 8-K January 14, 2005
	Entered into a termination agreement with Cornell Capital Partners LP	Form 8-K January 28, 2005
	Entered into a termination agreement for the Standby Equity Distribution Agreement with Cornell Capital Partners LP and unregistered sales of securities thereto agreed	Form 8-K March 10, 2005
	Change of certifying public accountant	Form 8-K July 11, 2005

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

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference of our financial statement audit report dated July 28, 2006, appearing in this Annual Report on Form 10-KSB of Intrepid Technology and Resources, Inc. for the year ended June 30, 2006.

JONES SIMKINS, P.C.
Logan, Utah
September 11, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: September 12, 2006	By:	/s/ Dr. Dennis D. Keiser, Chief Executive Officer, Acting Chief Financial Officer

Date: September 12, 2006	By:	/s/ Dr. Jacob D. Dustin, President, Acting Secretary and Treasurer