Form 10QSB
period 2006-09-30
INTREPID TECHNOLOGY & RESOURCE INC
filed 2006-11-14
CIK 1083742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2006

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

241,513,075  shares of common stock, $0.005 par value per share, as of November 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes __ No X

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item	2.	Management’s Discussion and Analysis	9
		Results of Operations	9
		Capital Requirements	12
Item	3.	Controls and Procedures	14

Part II - OTHER INFORMATION

Item	1.	Legal Proceedings	15
Item	2.	Changes in Securities	15
Item	3.	Defaults Upon Senior Securities	15
Item	4.	Submission of Matters to a Vote of Security Holders	15
Item	5.	Other Information	15
Item	6.	Exhibits	15
		Signature Page	16
		Certifications	17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2006	2006
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$235,332	716,203
Accounts receivable, net	40,282	53,252
Prepaid expenses	1,313	66,076
Bond offering costs	165,635	138,896
Other assets	1,945	2,245

Total current assets	444,507	976,672

Property, plant, and equipment, net	3,162,605	2,218,392

Total assets	$3,607,112	3,195,064

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$224,337	187,140
Accrued expenses	272,727	271,089
Note payable	746,746	556,264

Total current liabilities	1,243,810	1,014,493

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.005 par value; 350,000,000 shares
authorized, 240,418,590 and 230,100,973 shares
issued and outstanding, respectively	1,202,093	1,150,505
Additional paid-in capital	9,610,929	9,183,892
Stock subscription receivable	(16,200)	(16,200)
Accumulated deficit	(8,433,520)	(8,137,626)

Total stockholders' equity	2,363,302	2,180,571

Total liabilities and stockholders' equity	$3,607,112	3,195,064

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2006 and 2005

	2006	2005

Revenues, net	$149,253	140,989
Costs of revenues	61,283	86,247

Gross profit	87,970	54,742

Operating expenses:
General and administrative	342,773	329,531
Research and development	45,097	107,239

Loss from operations	(299,900)	(382,028)

Other income (expense):
Interest income	4,010	-
Interest expense	(4)	(51,110)

Loss before provision for income taxes	(295,894)	(433,138)

Provision for income taxes	-	-

Net loss	$(295,894)	(433,138)

Net loss per common share - basic and diluted	$-	-

Weighted average common shares - basic and diluted	238,246,000	143,982,000

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY AND RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(295,894)	(433,138)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation expense	31,000	46,336
Depreciation	15,724	13,499
Interest expense on debentures	-	9,480
(Increase) decrease in:
Accounts receivable	12,970	36,528
Prepaid expenses	7,763	4,157
Other assets	300	400
Increase (decrease) in:
Accounts payable	37,197	(52,866)
Accrued expenses	1,638	9,258

Net cash used in operating activities	(189,302)	(366,346)

Cash flows from investing activities:
Purchases of property and equipment	(487,455)	(23,905)

Net cash used in investing activities	(487,455)	(23,905)

Cash flows from financing activities:
Proceeds from long-term debt	-	450,000
Payments on long-term debt	-	(483,998)
Payments on note payable	(225,000)
Bond offering costs	(26,739)	-
Issuance of common stock	472,125	565,752
Common stock offering costs	(24,500)	(30,250)

Net cash provided by financing activities	195,886	501,504

Net increase (decrease) in cash	(480,871)	111,253

Cash, beginning of period	716,203	65,737

Cash, end of period	$235,332	176,990

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY AND RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-KSB for the year ended June 30, 2006, as filed with the Securities and Exchange Commission.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors. Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. As of June 30, 2006, the Company’s issued and outstanding stock options were 100 percent vested, and the Company did not grant any stock options during the quarter ended September 30, 2006. Therefore, there was no compensation cost related to adoption of the statement. Prior to July 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost, related to employee options, was recognized in the financial statements prior to July 1, 2006, as all options granted to employees under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

Principles of Consolidation

The consolidated financial statements include the accounts of Intrepid Technology and Resources, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

During the quarter ended September 30, 2006, the Company reclassified certain amounts on the balance sheets. The amounts payable to Cannon Builders were reclassified from the line item titled current portion of long-term debt at June 30, 2006, to the line item titled note payable

Note 2 - Going Concern

As of September 30, 2006, the Company has negative working capital, has incurred a loss, and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has partially mitigated the Going Concern as a result of entering into the agreement with Cornell Capital as discussed in Note 4 below. Management has also engaged an investment banking firm to obtain bond financing under a State of Idaho approved bond inducement resolution to expand operations and production capabilities as discussed in Note 6 below.

Note 3 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the three months ended September 30, 2006 and 2005, are approximately as follows:

	2006	2005

Interest	$5,568	1,300

Income taxes	$-	-

During the three months ended September 30, 2006, the Company:

•	Reclassified $57,000 of prepaid expense to property, plant and equipment.
•	Acquired property, plant, and equipment in exchange for an increase in the note payable of $415,482.

During the three months ended September 30, 2005, the Company:

•	Issued 203,585 shares of common stock in exchange for accounts payable and accrued expenses of $5,479.
•	Issued 2,727,273 shares of common stock in exchange for long-term debt of $150,000.

Note 4 - Standby Equity Distribution Agreement

On March 10, 2005, the Company entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (Cornell). Pursuant to the SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $25 million. For each share of common stock purchased under the SEDA, Cornell will pay the Company 99% of the lowest closing bid price of the common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. Cornell will retain 5% of each advance under the SEDA. As of September 30, 2006, there remains 1,971,535 shares of common stock that are available to be issued under this agreement.

Note 5 - Note Payable

Note payable consists of a 7.5% convertible note payable to a contractor, due on demand, and secured by common stock.

Note 6 - Subsequent Events

On November 7, 2006, the Company completed a transaction to enter into a bond agreement for the construction financing of its two solid waste disposal facilities. The bonds issued under the agreement will be issued by The Industrial Development Corporation of Gooding County, Idaho, a public corporation duly organized and existing under the constitution and the laws of the State of Idaho. The bonds have a face value of $7,640,000, an interest rate of 7.5%, and mature on November 1, 2024.

On November 7, 2006, the note payable discussed in Note 5 was paid in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes filed thereto on Form 10-KSB with the U.S. Securities and Exchange Commission for the year ending June 30, 2006.

RESULTS OF OPERATIONS

Revenue

Revenue for the quarter ended September 30, 2006, increased 6% to $149,253 compared to $140,989 for the same period of 2005. This increase was mainly the result of revenue from the Whitesides digester plant and increased sales of contracted “work for others” over the corresponding periods of one year ago. The Company intends to continue to pursue opportunities for outside contracting with increased emphasis on providing technical expertise to other 3rd party biofuels projects. The Company’s current principal focus is on the completion of the expansion and construction of its two major Biogas fuels facilities. Both facilities are scheduled to be in full production in June 2007, with revenue streams beginning shortly thereafter. For biofuels facilities that the Company designs, constructs and operates for others, it is anticipated that revenue will be recognized more rapidly, as such services are provided.

In the three month period ending September 30, 2006, the Company’s primary customers were Oak Ridge Associated Universities (ORAU) and Global Design-Build Solutions (GdbS). During the corresponding period in 2005, the primary customers were the Idaho National Laboratory (“INL”) and ORAU. ORAU and GdbS both provided more than ten percent of the total recognized revenue during the 2006 period and during the 2005 period, both INL and ORAU provided more than ten percent of the total revenue recognized by the Company.

Direct Operating Costs

Direct operating costs for the three months ending September 30, 2006 and 2005, were $61,283 and $86,247 respectively, representing a 29% decrease. The decrease is due to improved operating efficiencies of the Whitesides plant. The Company continues its efforts to reduce direct costs by streamlining costs, exercising greater fiscal restraint, and improved management.

Gross Profit

The Company generated a gross profit of $87,970 in the quarter ended September 30, 2006 compared to gross profit of $54,742 for the same quarter in 2005. As discussed above, the favorable increase for the three months ending September 30, 2006 was due to increased revenues and improved operating efficiencies.

General and Administrative Expenses

For the three months ended September 30, 2006, general and administrative expenses were $342,773 compared to $329,531 for the same quarter ended September 30, 2005. This 4% increase was largely the result of increased travel expenses related to marketing.

Interest Income

For the three months ended September 30, 2006, the Company received $4,010 of interest income on investment capital. The Company received $0 of interest income on investment capital for the corresponding period in 2005.

Interest Expense

For the three months ended September 30, 2006, the Company had interest expense of $4 compared to $51,110 for the same period ending September 30, 2005. The 2005 interest expense was for interest paid on debentures and notes that were subsequently paid in full. With the bond offering consummated on November 7, 2006 to finance the first two biogas facilities, interest expense is likely to increase in future periods.

Net Loss

For the three months ended September 30, 2006, the Company had a net loss of $295,894 compared to a net loss of $433,138 for the same period ended September 30, 2005. In 2005, the loss was due to a significant drop in engineering contract revenue, while the transition to the biofuels business was starting up. For 2006, the transition to the new biofuels business accelerated, but substantive revenues will not be generated until the first expanded facility is online and biogas is sold.

MANAGEMENT'S PLAN OF OPERATION

Providing engineering and technical services has been the primary source of revenue, and hence the primary business focus, in the past. The Company expects to continue providing such services in the future, but with a shift in emphasis toward providing consulting services to 3rd party developers of biofuels projects. In fiscal year 2007, the Company will expand its efforts to become a significant producer and distributor of biogas products and a facilities service provider. The following discussion provides an overview of our progress in making the transition.

The fundamental aspects of the Company's business model are:

•	Utilize cutting edge, but established, technology for the production of biogas from large animal operations
•	Maintain equity positions on all biogas projects
•	Begin operations in known territory (Idaho), and expand into other western states as resources permit
•	Maximize the utilization of our public company status in the financing of our projects
•	Market biogas products to local gas utilities, industrial users, and transportation users
•	Team with experienced companies for the marketing and distribution of biogas products

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

This project will be financed through a combination of debt and equity. It is anticipated that the debt portion will be financed through the sale of bonds and the equity will come from equity partners that will include dairymen, equity capital group(s), or other private investors and from retained earnings generated through building biogas plants of third parties. Capital cost will be approximately $40 million, the first phase of which will be just over $10 million. These funds will provide for anaerobic digester plants constructed at participating dairies, gas conditioning clean-up equipment for processing the raw biogas to pipeline quality standards, and a supporting gas line gathering system to transport the clean gas to the gas utility distribution system. A majority of the costs (approximately 70%) is for construction of the digesters.

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

At the present time the Company does not anticipate paying dividends, cash or otherwise, on it’s Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. The Company believes that the terms of the Settlement Agreement relative to divestiture of its mining and mineral rights of the Garnett mine in Montana have the potential to provide moderate future working capital. The Company has obtained bond financing under a State of Idaho approved bond inducement resolution, and is seeking other investment capital to support these projects and the existing and ongoing operations of the Company.

CAPITAL RESOURCES AND LIQUIDITY

As the Company expands into the biofuels business, it will face continuing challenges to finance this growth. This is particularly true of Phase I of the Magic Valley development projects described above. To obtain the funds necessary to complete these capital assets, the Company has obtained bond financing as of November 7, 2006. The approximately $7 million will be available for these design and construction efforts. This debt will be payable over a 18 year period, starting after the anticipated commencement of full operations at these two facilities. Management believes that these funds will be adequate to complete these facilities.

In addition to the capital expenditures for these first facilities, financing resources are needed to support operations. The Company has made reasonable efforts to meet cash flow demands from ongoing operations but the Company still may not always be able to obtain funds under the Standby Equity Distribution Agreement (SEDA) or obtain sufficient amounts to satisfy the Company’s working capital or other capital needs. The Company finished the quarter ended September 30, 2006 with cash available of $235,332 compared to $716,203 at June 30, 2006 The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock. The Company plans to use any additional funding to assist in the biogas production facility that is considered construction in progress, a component of Property, plant and equipment on the balance sheet.

As of September 30, 2006, the Company had negative working capital of $799,303 compared to a deficit of $37,821 as of June 30, 2006. The current ratio at September 30, 2006 was: 0.36:1 and 0.96:1 at June 30, 2006. This increased deficit is due primarily to $879,032 of increased capital expenditures.

During the three months ended September 30, 2006, the Company used net cash of $189,302 for operating activities, compared to $366,346 of net cash used in operating activities for the 2005 period. The decrease of cash used by operating activities is due mainly to the reduced net loss.

During the three months ended September 30, 2006, the Company used $487,455 in investing activities, primarily in biogas generating facility construction costs, compared to $23,905 used in the year earlier period.

During the three months ended September 30, 2006, financing activities provided $195,886 in net cash, including $472,125 received from the issuance of common stock and $225,000 paid on construction debt. In the comparable period for 2005, the Company had $501,504 of net cash provided by financing activities, of which $565,752 was proceeds from stock sales.

Standby Equity Distribution Agreement.

The Company has a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners LP. As of September 30, 2006 the Company has issued 82,203,550 shares under this agreement, plus an initial issuance of $500,000 worth of the Company’s stock as a commitment fee for this commitment. Under this agreement, the Company may issue stock worth up to $25,000,000, through March 2007. As of September 30, 2006 an additional $20,000,000 was potentially available under this agreement. It is the Company’s intent to utilize this relationship only to the extent necessary to finance the transition of the Company’s operations to the biofuels business.

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

If we need additional financing, we may not be able to obtain further financing or it may only be available on terms unfavorable to us or to our stockholders.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Registrant's
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	November 14, 2006
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary and Treasurer	November 14, 2006
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and Vice-President, Secretary and Treasurer	November 14, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: November 14, 2006	By: /s/ Dr. Dennis D. Keiser, Chief Executive Officer & Acting Chief Financial Officer

Date: Novmeber 14, 2006	By: /s/ Bradley J. Frazee, Vice President, Secretary, and Treasurer