Form 10QSB
period 2006-12-31
INTREPID TECHNOLOGY & RESOURCE INC
filed 2007-02-14
CIK 1083742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended December 31, 2006

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

243,646,139 shares of common stock, $0.005 par value per share, as of February 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes __ No X

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item	2.	Management’s Discussion and Analysis……………………………………...	9
		Results of Operations…………………………………….……………….…..	9
		Capital Resources and Liquidity……………………….……………….……..	12
Item	3.	Controls and Procedures……………………………….……………….……..	15

Part II - OTHER INFORMATION

Item	1.	Legal Proceedings………………………………….……………….…………	16
Item	2.	Changes in Securities………………………………….……………….……..	16
Item	3.	Defaults Upon Senior Securities………………………………….…………...	16
Item	4.	Submission of Matters to a Vote of Security Holders………………………...	16
Item	5.	Other Information………………………………….……………….…………	16
Item	6.	Exhibits. ……………………………………………………………………...	17
		Signature Page………………………………….……………….…………….	18
		Certifications ………………………………….……………….…………….	19

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2006
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$403,997	716,203
Restricted cash	922,354	-
Accounts receivable, net	5,000	53,252
Prepaid expenses	19,794	66,076
Bond issuance costs	-	138,896
Other assets	3,380	2,245

Total current assets	1,354,525	976,672

Property, plant, and equipment, net	5,828,860	2,218,392
Restricted cash	2,879,902	-
Bond issuance costs, net	917,198	-

Total assets	$10,980,485	3,195,064

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$969,415	187,140
Accrued expenses	462,916	271,089
Note payable	-	556,264

Total current liabilities	1,432,331	1,014,493

Long-term debt	7,640,000	-

Total liabilities	9,072,331	1,014,493

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.005 par value; 350,000,000 shares
authorized, 242,725,558 and 230,100,973 shares
issued and outstanding, respectively	1,213,628	1,150,505
Additional paid-in capital	9,702,493	9,183,892
Stock subscription receivable	(16,200)	(16,200)
Accumulated deficit	(8,991,767)	(8,137,626)

Total stockholders' equity	1,908,154	2,180,571

Total liabilities and stockholders' equity	$10,980,485	3,195,064

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenues, net	$47,310	120,299	196,563	261,288
Costs of revenues	28,113	129,448	89,396	215,695

Gross profit (loss)	19,197	(9,149)	107,167	45,593

Operating expenses:
General and administrative	549,259	348,436	892,032	677,967
Research and development	18,756	25,307	63,853	132,546

Loss from operations	(548,818)	(382,892)	(848,718)	(764,920)

Other income (expense):
Interest income	3,568	-	7,578	-
Interest expense	(12,997)	(226,996)	(13,001)	(278,106)

Loss before provision for
income taxes	(558,247)	(609,888)	(854,141)	(1,043,026)

Provision for income taxes	-	-	-	-

Net loss	$(558,247)	(609,888)	(854,141)	(1,043,026)

Net loss per common share -
basic and diluted	$-	-	-	(0.01)

Weighted average common
shares - basic and diluted	241,495,000	156,540,000	239,825,000	149,817,000

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY AND RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(854,141)	(1,043,026)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock compensation expense	110,199	85,477
Interest expense - common stock warrants	-	199,764
Depreciation	26,250	27,042
Amortization of bond issuance costs	12,926	-
Interest expense on debentures	-	16,900
(Increase) decrease in:
Accounts receivable	48,252	44,050
Prepaid expenses	(10,718)	38,139
Bond issuance costs, net	-	(57,542)
Other assets	(1,135)	1,000
Increase (decrease) in:
Accounts payable	(44,579)	(2,603)
Accrued expenses	96,327	(7,300)

Net cash used in operating activities	(616,619)	(698,099)

Cash flows from investing activities:
Purchases of property and equipment	(1,779,130)	(326,384)

Net cash used in investing activities	(1,779,130)	(326,384)

Cash flows from financing activities:
Proceeds from long-term debt	7,640,000	921,033
Payments on long-term debt	-	(859,471)
Payments on note payable	(1,434,498)	-
Bond issuance costs	(791,228)	-
Issuance of common stock	496,025	1,012,848
Common stock offering costs	(24,500)	(56,000)

Net cash provided by financing activities	5,885,799	1,018,410

Net increase (decrease) in cash	3,490,050	(6,073)

Cash, beginning of period	716,203	65,737

Cash, end of period	$4,206,253	59,664

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Stock-Based Compensation

The Company has stock-based employee compensation plans, which authorize the grant of stock options to eligible employees and directors. Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. As of June 30, 2006, the Company’s issued and outstanding stock options were 100 percent vested, and the Company did not grant any stock options during the six months ended December 31, 2006. Therefore, there was no compensation cost related to adoption of the statement. Prior to July 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost, related to employee options, was recognized in the financial statements prior to July 1, 2006, as all options granted to employees under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

Principles of Consolidation

The consolidated financial statements include the accounts of Intrepid Technology and Resources, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Note 2 – Going Concern

As of December 31, 2006, the Company has incurred a loss and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has partially mitigated the going concern as a result of obtaining bond financing for the construction of its plant and equipment and entering into the agreement with Cornell Capital as discussed in Note 4 below.

Note 3 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the six months ended December 31, 2006 and 2005, are approximately as follows:

2006 2005

Interest $ 58,684 5,380
Income taxes $ - -

During the six months ended December 31, 2006, the Company:

•

Reclassified $57,000 of prepaid expense to property, plant and equipment.

•

Acquired property, plant, and equipment in exchange for an increase in the note payable of $878,234.

•

Acquired property, plant, and equipment in exchange for an increase in accounts payable of $826,854.

•

Capitalized accrued interest of $95,500.

During the six months ended December 31, 2005, the Company:

•

Issued 545,128 shares of common stock in exchange for accounts payable and accrued expenses of $21,008.

•

Issued 4,545,455 shares of common stock in exchange for long-term debt of $250,000.

Note 4 – Standby Equity Distribution Agreement

On March 10, 2005, the Company entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (Cornell). Pursuant to the SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $25 million. For each share of common stock purchased under the SEDA, Cornell will pay the Company 99% of the lowest closing bid price of the common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. Cornell will retain 5% of each advance under the SEDA. As of December 31, 2006, there remain 1,971,535 shares of common stock that are available to be issued under this agreement.

Note 5 – Long-term Debt

Long-term debt consists of Solid Waste Disposal Revenue Bonds issued November 07, 2006 through The Industrial Development Corporation of Gooding County, Idaho.  The bonds total $7,640,000, accrue interest at 7.5%, are secured by assets of the Company, and are due on November 1, 2024.  The Company is required to maintain a minimum Debt Service Coverage Ratio of 1.10:1 after the first full year of operations.

Future maturities of long-term debt at December, 31, 2006 are approximately as follows:

Year ending
December 31 Amount

2007 $ 0
2008 0
2009 265,000
2010 285,000
2011 305,000
Thereafter 6,785,000

$ 7,640,000

Note 6 – Restricted Cash

Cash restricted in accordance with bond covenants is as follows:

Undistributed funds held for construction costs $ 2,463,876
Debt service reserve 769,514
Interest coverage reserve 568,866

3,802,256

Less current portion (922,354)

Total Restricted Cash $ 2,879,902

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

RESULTS OF OPERATIONS

Revenue

Revenue for the quarter ended December 31, 2006, decreased 61% to $47,310 compared to $120,299 for the same period of 2005.  Revenue for the six months ended December 31, 2006 decreased 25% to $196,563 compared to $261,288 for the same six months ended December 31, 2005.  This decrease was mainly the result of decreased sales of contracted “work for others” over the corresponding periods of one year ago. The Company intends to continue to pursue opportunities for outside contracting with increased emphasis on providing technical expertise to other 3rd party biofuels projects.  The Company’s current principal focus is on the completion of the expansion and construction of its two major Biogas fuels facilities.  Both facilities are scheduled to be in full operational by June 2007, with revenue streams beginning shortly thereafter.  For biofuels facilities that the Company designs, constructs and operates for others, it is anticipated that revenue will be recognized more rapidly, as such services are provided.

In the three month period ending December 31 2006, the Company’s primary customers were Oak Ridge Associated Universities (ORAU) and Global Design-Build Solutions (GdbS).  During the corresponding period in 2005, the primary customers were the Idaho National Laboratory (“INL”) and ORAU.  ORAU and GdbS both provided more than ten percent of the total recognized revenue during the 2006 period; and during the 2005 period, both INL and ORAU provided more than ten percent of the total revenue recognized by the Company.

Direct Operating Costs

Direct operating costs for the three months ending December 31 2006 and 2005, were $28,113 and $129,448 respectively, representing a 78% decrease. For the six months ended December 31, 2006 direct operating costs decreased to $89,396 from $215,695 for 2005—a decrease of 59%.  The decrease is due to lower subcontractor costs for contracted “work for others” as discussed above.  The Company continues its efforts to reduce direct costs by streamlining costs, exercising greater fiscal restraint, and improved management.

Gross Profit

The Company generated a gross profit of $19,197 in the quarter ended December 31 2006 compared to a loss of ($9,149) for the same quarter in 2005.  For the six months ended December 31, 2006 the Company had a gross profit of $107,167 compared to $45,593 for the same period in 2005.  As discussed above, the favorable increases for the three month and six month periods ending December 31, 2006 were due to reduced operating costs at the digester plants.

General and Administrative Expenses

For the three months ended December 31, 2006, general and administrative expenses were $549,259 compared to $348,436 for the same quarter ended December 31, 2005.  This 58% increase was largely the result of $112,653 of deferred compensation obligations accrued during this period, and approximately $100,000 less G&A costs being allocated to Costs of Revenue. For the six months ended December 31, 2006, general and administrative expenses likewise increased 32% for the same reasons to $892,032 from $677,967 for the same period of 2005.

Interest Income

For the three and six months ended December 31, 2006, the Company received interest income of $3,568 and $7,578 respectively. The Company received no interest income on investment capital for the corresponding periods in 2005.

Interest Expense

For the three months ended December 31, 2006, the Company had interest expense of $12,997 compared to $226,996 for the same period ending December 31, 2005.  For the six months ended December 31, 2006, the Company had interest expense of $13,001 compared to $278,106 for the same period ending December 31, 2005. The interest expense was primarily amortization of capitalized Bond Issuance Costs to be amortized over the life of the bond. Interest accrued on the bond for the corresponding period was capitalized to the digester assets currently under construction.  Interest expense on the bond will be recognized as construction is completed and the plants come online.

Net Loss

For the three months ended December 31, 2006, the Company had a net loss of ($558,247), compared to a net loss of ($609,888) for the same period ended December 31, 2005.  For the six months ended December 31, 2006, the Company had a net loss of ($854,141), compared to a net loss of ($1,043,026) for the same period ended December 31, 2005. The decreases in the losses were due primarily to reduced Research and Development costs as construction and processing issues have been corrected.  For 2007, the substantive revenues will not be generated until the first expanded facility is online and biogas products are  sold.

MANAGEMENT'S PLAN OF OPERATION

In the past, providing engineering and technical services has been the primary source of revenue.  The Company expects to continue providing such services in the future, but with a shift in emphasis toward providing consulting services to 3rd party developers of biofuels projects.  In fiscal year 2007, the Company will expand its efforts to become a significant producer and distributor of biogas products and a facilities service provider. The following discussion provides an overview of our progress in making the transition.

The fundamental aspects of the Company's business model are:

• Utilize cutting edge, but established, technology for the production of biogas from large animal operations;
• Maintain equity positions on all biogas projects;
• Begin operations in known territory (Idaho), and expand into other western states as resources permit;
• Maximize the utilization of our public company status in the financing of our projects;
• Market biogas products to local gas utilities, industrial users, and transportation users;
• Team with experienced companies for the marketing and distribution of biogas products.

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

Our goal is to become the premier biogas company in the United States.  Our approach is to use superior technology and know-how to convert manure waste from dairy and feedlot operations into high BTU biogas that can be further processed to produce (1) pipeline quality gas for sale to a gas utility or a marketing and distribution company; (2) combustion gas to fuel boilers for processing materials; (3) liquid natural gas for transportation fuel, peaking, and/or remote community service; and, eventually, (4) hydrogen to energize fuel cells for transportation and distributed or non-distributed energy sources.  Our range of services includes:

• Designing, building, and operating biofuels facilities;
• Performing value-added processing of raw biogas and residual products of digestion for various; applications;
• Marketing, transportation and sales of processed gas.

ITR currently has a biogas production plant in Rupert, Idaho that has operated for nearly two years and has consistently produced 99% purity natural gas (methane) with a heating value in excess of 1000 Btu/cubic foot.  This plant is a commercial prototype facility that can be employed to demonstrate the economic viability of the four product lines listed above.  The plant is currently undergoing a 5-fold expansion to accommodate a corresponding expansion of the diary upon which it is located.  The bulk of the gas produced at the plant is under contract for sale to the local gas utility via a 15-year Supply and Purchase Agreement.  A small portion of the gas is used on-site for plant process heating and for heating water for dairy operations.

The Development Plan involves discrete projects that will ultimately bring 200,000 Magic Valley dairy cows under production to create the “Magic Valley Biogas Field” in the Magic Valley area of south-central Idaho.  The first project will provide facilities and infrastructure to process manure from 60,000-70,000 dairy cows and will be executed in two distinct phases:

Phase I consists of 10,500 cows located on two different dairies and establishes the west and east anchor points to the Magic Valley Westside field as well as expands the Rupert plant to full capacity.  Construction is underway on both facilities and will be completed in CY 2007.

Phase II consists of 50,000-60,000 cows located on 3-5 different dairies (depending on outcomes of individual dairymen’s current consolidation and expansion plans).  We anticipate that construction will be initiated in late CY-2007 or early CY-2008 and conclude in CY-2009.

This project will be financed through a combination of debt and equity.  It is anticipated that the debt portion will be financed through the sale of bonds; and the equity will come from equity partners that will include dairymen, equity capital group(s), or other private investors and from retained earnings generated through building biogas plants of third parties.  Capital cost will be approximately $58 million, the first phase of which will be just over $10 million.  These funds will provide for anaerobic digester plants constructed at participating dairies, gas conditioning clean-up equipment for processing the raw biogas to pipeline quality standards, and a supporting gas line gathering system to transport the clean gas to the gas utility distribution system.  A majority of the costs (approximately 70%) is for construction of the digesters.

This project will provide over 1 billion cubic feet of biogas annually, which, in turn, will yield over 1 million mcf of clean gas for sale to the local gas utility or marketing and distribution company, 300,000 cubic yards of organic fertilizer, and 300,000 metric tones of carbon dioxide-equivalent carbon credits.

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

CAPITAL RESOURCES AND LIQUIDITY

As the Company expands into the biofuels business, it will face continuing challenges to finance this growth.  This is particularly true of Phase I of the Magic Valley development projects described above.  To obtain the funds necessary to complete these capital assets, the Company has obtained bond financing as of November 7, 2006.  The approximately $7 million is available for these design and construction efforts.  This debt is payable over an 18 year period, starting after the anticipated commencement of full operations at these two facilities.

In addition to the capital expenditures for these first facilities, financing resources are needed to support operations.  The Company has made reasonable efforts to meet cash flow demands from ongoing operations but the Company may not always be able to obtain funds under the Standby Equity Distribution Agreement (SEDA) or obtain sufficient amounts to satisfy the Company’s working capital or other capital needs.  The Company finished the quarter ended December 31 2006 with available cash of $403,997 and restricted cash of $3,802,256 compared to available cash of $716,203 at June 30, 2006.  The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock.  The Company plans to use any additional funding to assist in the biogas production facility that is considered construction in progress, a component of Property, plant and equipment on the balance sheet.

As of December 31,  2006, the Company had negative working capital of ($77,806) compared to a deficit of ($37,821) as of June 30, 2006.  The current ratio at December 31, 2006 was: 0.95:1 and 0.96:1 at June 30, 2006.

During the six  months ended December 31, 2006, the Company used net cash of $616,619 for operating activities compared to $698,099 of net cash used in operating activities for the 2005 period.  The decrease of cash used by operating activities is due mainly to the reduced net loss.

During the six  months ended December 31,  2006, the Company used $1,779,130 in investing activities, primarily in biogas generating facility construction costs, compared to $326,384 used in the year earlier period.

During the six months ended December 31, 2006, financing activities provided $5,885,799 in net cash, including $496,025 received from the issuance of common stock and $7,640,000 from the issuance of the bond. Payments on the construction note totaled $1,434,498, while bond issuance costs totaled $791,228.  In the comparable period for 2005, the Company had $1,018,410 of net cash provided by financing activities; of which $1,012,848 were proceeds from stock sales.

Standby Equity Distribution Agreement.

The Company has a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners LP.  As of December 31, 2006 the Company has issued 82,203,550 shares under this agreement, plus an initial issuance of $500,000 worth of the Company’s stock as a commitment fee for this commitment.  Under this agreement, the Company may issue stock worth up to $25,000,000, through March 2007.  As of December 31, 2006 an additional $20,000,000 was potentially available under this agreement.  It is the Company’s intent to utilize this relationship only to the extent necessary to finance the transition of the Company’s operations to the biofuels business.

Seasonal Changes.

The Company’s operating revenue is generally not affected by seasonal changes.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No 29”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued.  SFAS No 151, 152, 153, and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.”  This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors.  The Statement is effective for the Company’s fiscal year beginning July 1, 2006, and requires the Company to recognize compensation cost based on the grant date fair value of the equity instruments it awards.  The Company has stock-based employee compensation plans, which authorize the grant of stock options to eligible employees and directors. Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. As of June 30, 2006, the Company’s issued and outstanding stock options were 100 percent vested, and the Company did not grant any stock options during the six months ended December 31, 2006. Therefore, there was no compensation cost related to adoption of the statement. Prior to July 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost, related to employee options, was recognized in the financial statements prior to July 1, 2006, as all options granted to employees under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

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

Factors that are likely to cause our results to fluctuate include the following:

• The amount and timing of our operating expenses and capital expenditures;
• The success or failure of the alternative energy and biofuels projects currently underway;
• The timing, rescheduling or cancellation of engineering customer’s work orders;
• Our ability to specify, develop, complete, introduce and market biofuels and bring them to volume production in a timely manner;
• The rate of adoption and acceptance of new industry standards in our target markets;
• Any other unforeseen activities or issues.

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

Available cash resources may not be sufficient to meet our anticipated working capital and capital expenditure requirements, if the anaerobic digesters do not produce sufficient revenues for at least 12 months. It may become necessary to raise additional funds to respond to business contingencies, which could include the need to:

• Fund additional project expansion for the biofuels production;
• Fund additional marketing expenditures;
• Develop additional alternative energy projects or enhance the WOBF gas products;
• Enhance our operating infrastructure;
• Hire additional personnel;
• Acquire other complementary businesses or technologies.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be diluted, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on December 1, 2006. On the Record Date of October 6, 2006, there were 240,418,593 shares of common voting stock.  At the meeting, Jacob D. Dustin, Dennis D. Keiser, William R Myers, Michael W. Parker, D. Lynn Smith, and Steven Whitesides were elected to serve as directors of the Company for the next year, and the appointment of Jones Simkins PC as independent auditors for the year ending June 30, 2007 was ratified.

The voting on such items was as follows:

(1) Election of Directors.

Director’s Name	For	Against	Withheld Authority
John Brockage	149,608,892	4,206,279	1,959,856
Jacob D. Dustin	161,610,748	2,598,138	95,912
Dennis D. Keiser	166,579,062	3,604,072	106,912
William R. Myers	161,243,311	2,414,450	534,914
Michael W. Parker	158,758,669	2,747,146	2,068,953
D. Lynn Smith	159,489,490	2,141,714	193,125
Steven Whitesides	165,933,600	1,955,014	95,912

(2) Ratify Appointment of Independent Auditors of Jones Simkins PC.

For	Against	Withheld Authority
182,260,719	387,900	1,368,660

Approximately 77% of the total voting shares were voted.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Registrant's
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	November 13, 2006
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary and Treasurer	November 13, 2006
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and Vice-President, Secretary and Treasurer	November 13, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: February 14, 2007	By: /s/ Dr. Dennis D. Keiser, Chief Executive Officer & Acting Chief Financial Officer

Date: February 14, 2007	By: /s/ Bradley J. Frazee, Vice President, Secretary, and Treasurer

EXHIBIT 31.1

Intrepid Technology & Resources, Inc. and Subsidiaries, an Idaho Corporation

CERTIFICATION OF PRINCIPAL CHIEF EXECUTIVE OFFICER
Section 302 Certification

I, Dr. Dennis D. Keiser, certify that:

1. I have reviewed this quarterly report for the quarter ended December 31, 2006 of Intrepid Technology & Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Omitted;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

 Date: February 14, 2007

/s/ Dr. Dennis D. Keiser

------------------------------------------------------------------

Dennis D. Keiser

Chief Executive Officer, Acting Chief Financial Officer

EXHIBIT 31.2

Intrepid Technology & Resources, Inc. and Subsidiaries, an Idaho Corporation

CERTIFICATION OF SECRETARY AND TREASURER
Section 302 Certification

I, Bradley J. Frazee, certify that:

1. I have reviewed this quarterly report for the quarter ended December 31, 2006 of Intrepid Technology & Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Omitted;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

 Date: February 14, 2007

/s/ Bradley J. Frazee

------------------------------------------------------------------

Bradley J. Frazee

Vice President, Secretary, and Treasurer

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 I Dr. Dennis D. Keiser, President and Chief Executive Officer of Intrepid Technology & Resources, Inc., (the "Company") , do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•

the Quarterly Report on Form 10-QSB, of the Company for the quarter ended December 31, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2007

/s/ Dr. Dennis D. Keiser

------------------------------------------------------------------

Dennis D. Keiser

Chief Executive Officer, Acting Chief Financial Officer

and,

 I Bradley J. Frazee, Vice President, Secretary, and Treasurer of Intrepid Technology & Resources, Inc., (the "Company") , do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•

the Quarterly Report on Form 10-QSB, of the Company for the quarter ended December 31, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2007

/s/ Bradley J. Frazee

----------------------------------------------------------

Bradley J. Frazee

Vice President, Secretary, and Treasurer