Form 10QSB
period 2007-03-31
INTREPID TECHNOLOGY & RESOURCES, INC.
filed 2007-05-15
CIK 1083742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2007

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

244,428,642 shares of common stock, $0.005 par value per share, as of May 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes __ No X

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item	2.	Management’s Discussion and Analysis……………………………………...	10
		Results of Operations…………………………………….……………….…..	10
		Capital Resources and Liquidity……………………….……………….……..	13
Item	3.	Controls and Procedures……………………………….……………….……..	17

Part II - OTHER INFORMATION

Item	1.	Legal Proceedings………………………………….……………….…………	18
Item	2.	Changes in Securities………………………………….……………….……..	18
Item	3.	Defaults Upon Senior Securities………………………………….…………...	18
Item	4.	Submission of Matters to a Vote of Security Holders………………………...	18
Item	5.	Other Information………………………………….……………….…………	18
Item	6.	Exhibits. ……………………………………………………………………...	19
		Signature Page………………………………….……………….…………….	20

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,956,973	716,203
Restricted cash	1,578,152	-
Accounts receivable, net	33,360	53,252
Prepaid expenses	18,936	66,076
Bond issuance costs	-	138,896
Other assets	3,380	2,245

Total current assets	3,590,801	976,672

Property, plant, and equipment, net	8,206,419	2,218,392
Restricted cash	1,090,040	-
Debt issuance costs, net	1,299,636	-

Total assets	$14,186,896	3,195,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,440,765	187,140
Accrued expenses	718,709	271,089
Note payable	-	556,264

Total current liabilities	2,159,474	1,014,493

Long-term Liabilities:
Accrued interest payable	3,699	-
Long-term debt	7,658,265	-
Embedded derivative liability	2,230,252	-

Total long-term liabilities	9,892,216	-

Total liabilities	12,051,690	1,014,493

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.005 par value; 350,000,000 shares
authorized, 243,919,568 and 230,100,973 shares
issued and outstanding, respectively	1,219,598	1,150,505
Additional paid-in capital	10,412,806	9,183,892
Stock subscription receivable	(16,200)	(16,200)
Accumulated deficit	(9,480,998)	(8,137,626)

Total stockholders' equity	2,135,206	2,180,571

Total liabilities and stockholders' equity	$14,186,896	3,195,064

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues, net	$48,437	97,592	245,000	358,880
Costs of revenues	13,370	73,049	102,766	288,744

Gross profit	35,067	24,543	142,234	70,136

Operating expenses:
General and administrative	76,905	415,399	968,937	1,093,366
Research and development	20,986	74,927	84,839	207,473

Loss from operations	(62,824)	(465,783)	(911,542)	(1,230,703)

Other income (expense):
Interest income	3,968	12	11,546	12
Interest expense	(46,123)	(20,046)	(59,124)	(298,152)
Loss on embedded derivative
liability	(384,252)	-	(384,252)	-

Loss before provision for
income taxes	(489,231)	(485,817)	(1,343,372)	(1,528,843)

Provision for income taxes	-	-	-	-

Net loss	$(489,231)	(485,817)	(1,343,372)	(1,528,843)

Net loss per common share -
basic and diluted	$-	-	(0.01)	(0.01)

Weighted average common
shares - basic and diluted	243,537,000	172,218,000	241,091,000	157,169,000

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY AND RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(1,343,372)	(1,528,843)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock compensation expense	150,031	100,144
Common stock warrants-interest expense	-	199,764
Depreciation	33,454	42,022
Amortization of debt issuance costs	34,446	-
Interest expense on debentures	-	22,781
Accretion-debenture interest expense	18,265	-
Loss on embedded derivative liability	384,252	-
(Increase) decrease in:
Accounts receivable	19,892	58,788
Prepaid expenses	(9,860)	43,544
Debt issuance costs, net	-	(57,542)
Other assets	(1,135)	655
Increase (decrease) in:
Accounts payable	(24,774)	(8,585)
Accrued expenses	212,569	10,541

Net cash used in operating activities	(526,232)	(1,116,731)

Cash flows from investing activities:
Purchases of property and equipment	(3,569,098)	(576,952)

Net cash used in investing activities	(3,569,098)	(576,952)

Cash flows from financing activities:
Proceeds from long-term debt	10,140,000	1,102,681
Payments on long-term debt	-	(1,109,471)
Payments on note payable	(1,434,498)	(60,613)
Debt issuance costs	(1,180,686)	-
Issuance of common stock	503,976	2,087,848
Common stock offering costs	(24,500)	(115,750)

Net cash provided by financing activities	8,004,292	1,904,695

Net increase in cash	3,908,962	211,012

Cash, beginning of period	716,203	65,737

Cash, end of period	$4,625,165	276,749

The accompanying notes are an integral part of these financial statements

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments, necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-KSB for the year ended June 30, 2006, as filed with the Securities and Exchange Commission.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which authorize the grant of stock options to eligible employees and directors. Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. As of June 30, 2006, the Company’s issued and outstanding stock options were 100 percent vested, and the Company did not grant any stock options during the nine months ended March 31, 2007. Therefore, there was no compensation cost related to adoption of the statement. Prior to July 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost, related to employee options, was recognized in the financial statements prior to July 1, 2006, as all options granted to employees under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

Principles of Consolidation

The consolidated financial statements include the accounts of Intrepid Technology and Resources, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Note 2 – Going Concern

As of March 31, 2007, the Company has incurred a loss and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has partially mitigated the going concern as a result of obtaining bond financing for the construction of its plant and equipment and entering into the agreement with Cornell Capital as discussed in Note 5 below.

Note 3 – Restricted Cash

Cash restricted in accordance with bond covenants is as follows:

Undistributed funds held for construction costs $ 1,339,402
Debt service reserve 764,000
Interest coverage reserve 564,790

2,668,192

Less current portion (1,578,152)

Total restricted cash $ 1,090,040

Note 4 – Long-term Debt

Long-term debt consists of the following at March 31, 2007:

Solid Waste Disposal Revenue Bonds issued

November 07, 2006 through The Industrial

Development Corporation of Gooding County,

Idaho. The bonds total $7,640,000, accrue interest

at 7.5%, are secured by assets of the Company,

and are due on November 1, 2024.  The Company

is required to maintain a minimum Debt Service

Coverage Ratio of 1.10:1 after the first full year

of operations.

$

7,640,000

Convertible debenture payable to Cornell Capital

Partners, L.P. of $2,500,000, bearing interest at 9%,

due on May 22, 2010,  net of warrant discount of

$649,222 and embedded derivative discount of $1,832,513

(see Note 5).

18,265

$

7,658,265

Future maturities of long-term debt at March 31, 2007 (excluding discounts) are approximately as follows:

Year ending
December 31	Amount

2007	$ 0
2008	0
2009	265,000
2010	2,785,000
2011	305,000
Thereafter	6,785,000

$ 10,140,000

Note 5 – Convertible Debenture, Warrant, and Embedded Derivative to Cornell Capital

Partners, L.P.

On March 23, 2007, the Company issued a Convertible Debenture (the Debenture) to Cornell Capital Partners, L.P. The Debenture accrues interest at 9%, is due on March 22, 2010, and is convertible into a variable number of shares (limited to no more than 4.99% of the Company’s issued and outstanding common stock). The per share conversion rate is defined as the lesser of (a) $.06, or (b) ninety percent of the lowest volume weighted average price during the thirty trading days immediately preceding the conversion date. In connection with the Debenture, the Company also issued a Warrant (the Warrant) to purchase the Company’s common stock. The Warrant is convertible anytime into 15,000,000 shares at a fixed price of $.055 per share and expires on March 22, 2012.

The Company analyzed the Debenture and Warrant based on the provisions of EITF 00-19 and determined that the conversion option of the Debenture qualifies as an embedded derivative and the Warrant qualifies for equity classification. Information related to the recognition of the Warrant and embedded derivative are as follows:

Warrant

The fair value of the Warrant was determined to be $885,000 and the assigned value was $654,000. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•

The fair value of the Company’s common stock was calculated to be $.064 per share on March 23, 2007.

•

A volatility of 149% was calculated by using the Company’s closing stock prices since June 2002.

•

The exercise price was $.055.

•

The estimated life was determined to be 5 years, which is equal to the contractual life of the Warrant.

•

The risk free interest rate was determined to be 4.5% based on the 5-year treasury rate.

Embedded Derivative

The fair value of the embedded derivative on March 23, 2007 was determined to be $2,350,188 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•

The fair value of the Company’s common stock was calculated to be $.064 per share on March 23, 2007.

•

A volatility of 149% was calculated by using the Company’s closing stock prices since June 2002.

•

The exercise price was $.056. This amount was determined based on the lesser of the fixed conversion price of $0.06, or 90% of the lowest daily volume weighted average trading price per share of the Company’s common stock during the 30 trading days immediately preceding March 23, 2007.

•

The estimated life was determined to be 3 years, which is equal to the contractual life of the embedded derivate.

•

The risk free interest rate was determined to be 4.5% based on the 3-year treasury rate.

During the three and nine months ended March 31, 2007, the Company recorded accretion expense related to the Warrant discount and embedded derivative discount of $4,778 and $13,487, respectively.

At March 31, 2007, the embedded derivative liability consists of the following:

Fair value at inception

$

2,350,188

Less gain

     (119,936)

$

2,230,252

Note 6 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the nine months ended March 31, 2007 and 2006, are approximately as follows:

2007 2006

Interest $ 58,684 26,469
Income taxes $ - -

During the nine months ended March 31, 2007, the Company:

•

Reclassified $57,000 of prepaid expense to property, plant and equipment.

•

Acquired property, plant, and equipment in exchange for an increase in the note payable of $878,234.

•

Acquired property, plant, and equipment in exchange for an increase in accounts payable of $1,278,399.

•

Capitalized accrued interest of $238,750.

•

Issued 250,000 shares of common stock in exchange for debt issuance costs of $14,500.

•

Recorded additional paid-in capital and a discount on the convertible debenture of $654,000 as a result of the issuance of a common stock warrant.

•

Recorded an embedded derivative liability of $2,350,188, recorded a discount on the convertible debenture of $1,846,000, and recognized a loss on the embedded derivative liability of $504,188.

•

Decreased the value of the embedded derivative liability and recognized a gain on the embedded derivative liability of $119,936.

During the nine months ended March 31, 2006, the Company:

•

Issued 545,128 shares of common stock in exchange for accounts payable and accrued expenses of $21,008.

•

Issued 6,363,637 shares of common stock in exchange for long-term debt of $350,000.

Note 7 – Standby Equity Distribution Agreement

On March 10, 2005, the Company entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (Cornell). Pursuant to the SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $25 million. For each share of common stock purchased under the SEDA, Cornell will pay the Company 99% of the lowest closing bid price of the common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. Cornell will retain 5% of each advance under the SEDA. As of March 31, 2007, the SEDA had expired.

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

RESULTS OF OPERATIONS

Revenue

Revenue for the quarter ended March 31, 2007, decreased 50% to $48,437 compared to $97,592 for the same period of 2006.  Revenue for the nine months ended March 31, 2007 decreased 32% to $245,000 compared to $358,880 for the same nine months ended March 31, 2006.  This decrease was mainly the result of decreased sales of contracted “work for others” over the corresponding periods of one year ago. The Company intends to continue to pursue opportunities for outside contracting with increased emphasis on providing technical expertise to other 3rd party biofuels projects.  The Company’s current principal focus is on the completion of the expansion and construction of its two major Biogas fuels facilities.  Both facilities are scheduled to be in full operational by June 2007, with revenue streams beginning shortly thereafter.  For biofuels facilities that the Company designs, constructs and operates for others, it is anticipated that revenue will be recognized more rapidly, as such services are provided.

In the three month period ending March 31 2007, the Company’s primary customers were RealEnergy and Oak Ridge Associated Universities (ORAU).  During the corresponding period in 2006, the primary customers were the Idaho National Laboratory (“INL”) and ORAU.  RealEnergy and ORAU both provided more than ten percent of the total recognized revenue during the 2007 period; and during the 2006 period, both INL and ORAU provided more than ten percent of the total revenue recognized by the Company.

Direct Operating Costs

Direct operating costs for the three months ending March 31 2007 and 2006, were $13,370 and $73,049 respectively, representing a 82% decrease. For the nine months ended March 31, 2007, direct operating costs decreased to $102,766 for 2007 compared to $288,744 for the same period in 2006—a decrease of 64%.  The decrease is due to lower subcontractor costs for contracted “work for others” as discussed above.  The Company continues its efforts to reduce direct costs by streamlining costs, exercising greater fiscal restraint, and improved management.

Gross Profit

The Company generated a gross profit of $35,067 in the quarter ended March 31 2007 compared to $24,543 for the same quarter in 2006.  For the nine months ended March 31, 2007 the Company had a gross profit of $142,234 compared to $70,136 for the same period in 2006.  As discussed above, the favorable increases for the three month and nine month periods ending March 31, 2007 were due to reduced operating costs at the digester plants.

General and Administrative and Research and Development Expenses

For the three months ended March 31, 2007, general and administrative and research and development expenses were $97,891 compared to $490,326 for the same quarter ended March 31, 2006.  This 80% decrease was largely the result of more G&A costs being allocated to the digesters assets. Professional fees and research & development decreased by $103,000 and $54,000 respectively. For the nine months ended March 31, 2007, general and administrative and research and development expenses likewise decreased 19% for the same reasons to $1,053,776 from $1,300,839 for the same period of 2006. Professional fees and research & development decreased by $91,000 and $123,000 respectively.

Interest Income

For the three and nine months ended March 31, 2007, the Company received interest income of $3,968 and $11,546 respectively. The Company received no interest income on investment capital for the corresponding periods in 2006.

Interest Expense

For the three months ended March 31, 2007, the Company had interest expense of $46,123 compared to $20,046 for the same period ending March 31, 2006.  For the nine months ended March 31, 2007, the Company had interest expense of $59,124 compared to $298,152 for the same period ending March 31, 2006. The current interest expense was primarily amortization of capitalized Bond Issuance Costs to be amortized over the life of the bond and amortization of issuance costs and discounts on the Cornell convertible debenture. Interest accrued on the bond for the corresponding period was capitalized to the digester assets currently under construction.  Interest expense on the bond will be recognized on the income statement as construction is completed and the plants come online.

Loss on Embedded Derivative Liability

The Company recognized a loss on the embedded derivative liability of $504,188 on March 23, 2007 at the inception of the Cornell convertible debenture agreement.  The Company recognized a gain on the embedded derivative liability of $119,936 for the period from March 23, 2007 through March 31, 2007.

Net Loss

For the three months ended March 31, 2007, the Company had a net loss of ($489,231), compared to a net loss of ($485,817) for the same period ended March 31, 2006.  For the nine months ended March 31, 2007, the Company had a net loss of ($1,343,372), compared to a net loss of ($1,528,843) for the same period ended March 31, 2006. Excluding the impact of recognizing loss and gain on embedded derivative liability, losses were decreased due primarily to reduced Research and Development costs as construction and processing issues have been corrected.  For 2007, substantive revenues will not be generated until the first expanded facility is online and biogas products are sold.

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

ITR currently has a biogas production plant in Rupert, Idaho that has operated for nearly two years and has consistently produced 99% purity natural gas (methane) with a heating value in excess of 1000 Btu/cubic foot.  This plant is a commercial prototype facility that can be employed to demonstrate the economic viability of the four product lines listed above.  The plant is currently undergoing a 5-fold expansion to accommodate a corresponding expansion of the diary upon which it is located.  The bulk of the gas produced at the plant is under contract for sale to the local gas utility via a 15-year Supply and Purchase Agreement.  A small portion of the gas is used on-site for plant process heating.

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

In addition to the capital expenditures for these first facilities, financing resources are needed to support operations.  The Company has made reasonable efforts to meet cash flow demands from ongoing operations but the Company may not always be able to obtain sufficient funds to satisfy the Company’s working capital or other capital needs.  The Company finished the quarter ended March 31 2007 with available cash of $1,956,973 and restricted cash of $2,668,192 compared to available cash of $716,203 at June 30, 2006.  The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock.  The Company plans to use any additional funding to assist in the biogas production facility that is considered construction in progress, a component of Property, plant and equipment on the balance sheet.

As of March 31, 2007, the Company had positive working capital of $1,431,327 compared to a deficit of ($37,821) as of June 30, 2006.  The current ratio at March 31, 2007 was: 1.66:1 and 0.96:1 at June 30, 2006.

During the nine months ended March 31, 2007, the Company used net cash of $526,232 for operating activities compared to $1,116,731 of net cash used in operating activities for the 2006 period.  The decrease of cash used by operating activities is due mainly to the reduced net loss.

During the nine months ended March 31, 2007, the Company used $3,569,098 in investing activities, primarily in biogas generating facility construction costs, compared to $576,952 used in the year earlier period.

During the nine months ended March 31, 2007, financing activities provided $8,004,292 in net cash, including $503,976 received from the issuance of common stock and $10,140,000 from the issuance of long-term debt. Payments on the construction note totaled $1,434,498, while debt issuance costs totaled $1,180,686.  In the comparable period for 2006, the Company had $1,904,695 of net cash provided by financing activities; of which $2,087,848 were proceeds from stock sales.

Standby Equity Distribution Agreement.

The Company had a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners LP.  As of March 31, 2007 the Company had issued 82,203,550 shares under this agreement, plus an initial issuance of $500,000 worth of the Company’s stock as a commitment fee for this commitment. As of March 31, 2007, the agreement had expired.

Convertible Debenture, Warrant, and Embedded Derivative to Cornell Capital

Partners, L.P.

On March 23, 2007, the Company issued a Convertible Debenture (the Debenture) to Cornell Capital Partners, L.P. The Debenture accrues interest at 9%, is due on March 22, 2010, and is convertible into a variable number of shares (limited to no more than 4.99% of the Company’s issued and outstanding common stock). The per share conversion rate is defined as the lesser of (a) $.06, or (b) ninety percent of the lowest volume weighted average price during the thirty trading days immediately preceding the conversion date. In connection with the Debenture, the Company also issued a Warrant (the Warrant) to purchase the Company’s common stock. The Warrant is convertible anytime into 15,000,000 shares at a fixed price of $.055 per share and expires on March 22, 2012.

The Company analyzed the Debenture and Warrant based on the provisions of EITF 00-19 and determined that the conversion option of the Debenture qualifies as an embedded derivative and the Warrant qualifies for equity classification. Information related to the recognition of the Warrant and embedded derivative are as follows:

Warrant

The fair value of the Warrant was determined to be $885,000 and the assigned value was $654,000. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•

The fair value of the Company’s common stock was calculated to be $.064 per share on March 23, 2007.

•

A volatility of 149% was calculated by using the Company’s closing stock prices since June 2002.

•

The exercise price was $.055.

•

The estimated life was determined to be 5 years, which is equal to the contractual life of the Warrant.

•

The risk free interest rate was determined to be 4.5% based on the 5-year treasury rate.

Embedded Derivative

The fair value of the embedded derivative on March 23, 2007 was determined to be $2,350,188 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•

The fair value of the Company’s common stock was calculated to be $.064 per share on March 23, 2007.

•

A volatility of 149% was calculated by using the Company’s closing stock prices since June 2002.

•

The exercise price was $.056. This amount was determined based on the lesser of the fixed conversion price of $0.06, or 90% of the lowest daily volume weighted average trading price per share of the Company’s common stock during the 30 trading days immediately preceding March 23, 2007.

•

The estimated life was determined to be 3 years, which is equal to the contractual life of the embedded derivate.

•

The risk free interest rate was determined to be 4.5% based on the 3-year treasury rate.

At March 31, 2007, the Debenture consists of the following:

Convertible debenture

$

2,500,000

Discount related to the Warrant

(649,222)

Discount related to derivative

(1,832,513)

$

18,265

During the three and nine months ended March 31, 2007, the Company recorded accretion expense related to the Warrant discount and embedded derivative discount of $4,778 and $13,487, respectively.

At March 31, 2007, the embedded derivative liability consists of the following:

Fair value at inception

$

2,350,188

Less gain

     (119,936)

$

2,230,252

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

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.”  This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors.  The Statement is effective for the Company’s fiscal year beginning July 1, 2006, and requires the Company to recognize compensation cost based on the grant date fair value of the equity instruments it awards.  The Company has stock-based employee compensation plans, which authorize the grant of stock options to eligible employees and directors. Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. As of June 30, 2006, the Company’s issued and outstanding stock options were 100 percent vested, and the Company did not grant any stock options during the nine months ended March 31, 2007. Therefore, there was no compensation cost related to adoption of the statement. Prior to July 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost, related to employee options, was recognized in the financial statements prior to July 1, 2006, as all options granted to employees under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and to ensure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

(b)

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting during the last fiscal quarter that have materially affected or could materially affect these internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Registrant's
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	May 14, 2007
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary	May 14, 2007
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and Vice-President, Secretary	May 14, 2007
	Entry into a material definitive agreement with Cornell Capital Partners, L.P.	March 23, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: May 14, 2007	By: /s/ Dr. Dennis D. Keiser, Chief Executive Officer & Acting Chief Financial Officer

Date: May 14, 2007	By: /s/ Bradley J. Frazee, Vice President, Secretary