Form 10KSB
period 2007-06-30
INTREPID TECHNOLOGY & RESOURCES, INC.
filed 2007-09-21
CIK 1083742

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JUNE 30, 2007

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

Common Stock, $.005-par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenue for its most recent fiscal year ended June 30, 2007 was $254,560

At September 20, 2007 Registrant had 245,129,974 outstanding shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $10,786,000, based on the closing price of $.044 per share, and is reported on the Over the Counter Bulletin Board Trading System. For purposes of the foregoing calculation, all directors and executive officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or executive officers is an affiliate.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

Documents Incorporated by Reference

Portions of the Proxy Statement for 2007 Annual Meeting of Stockholders.          Part III

OFFICERS

Dr. Dennis D. Keiser, Chief Executive Officer& Acting Chief Financial Officer

Dr. Jacob D. Dustin, President & Acting Secretary and Treasurer

DIRECTORS

Dr. Dennis D. Keiser, Chief Executive Officer& Acting Chief Financial Officer

Dr. Jacob D. Dustin, President & Acting Secretary and Treasurer

D. Lynn Smith, Chairman of the Board

William R. Myers, Board Member

Steve Whitesides, Board Member

David Hawk, Board Member

Mitchell J. Hart, Board Member

COMMON STOCK

Par value .005

350,000,000 authorized

244,482,281 issued and outstanding at June 30, 2007

245,129,974 issued and outstanding at September 20, 2007

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

Columbia Stock Transfer Company

601 E. Seltice Way Suite 202

Post Falls, ID 83854

Phone: 208-664-3544

Fax: 208-777-8998

AUDITOR

Jones Simkins, P.C.

1011 West 400 North, Suite 100

Logan, Utah 84323

435-752-1510

TABLE OF CONTENTS

Part I

Item	1.	Business………………………………………………………………………………………..	4
Item	2.	Properties…………………………………………………………………….………………...	7
Item	3.	Legal Proceedings……………………………………………………………………………...	7
Item	4.	Submission of Matters to a Vote of Security Holders……………………….………………...	7

Part II

Item	5.	Market of Registrants Common Equity and Related Stockholders Matters…………………...	8
Item	6.	Management’s Discussion and Analysis…………………………………….………………...	8
Item	7.	Financial Statements and Supplementary Data………………………………………………..	17
Item	8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure…………………………………………………………………….………………..	34
Item	8A.	Controls and Procedures ………………………………………………………………………	34
Item	8B.	Other Information ……..………………………………………………………………………	34

Part III

Item	9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance…..….	35
Item	10.	Executive Compensation ……………………………………………………………………..	38
Item	11.	Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters ………………………………………………………………………………………..	42
Item	12.	Certain Relationships and Related Transactions, and Director Independence ………………..	44
Item	13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K………………………….	45
Item	14.	Principal Accountant Fees and Services………………………………………………………	48
		Signatures……………………………………………………………………………………...	50
		Certifications…………………………………………………………………………………..	51

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

•

Biodiesel – vegetable oil derived diesel fuel

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

Mining and Mineral Rights

The Company had owned rights to precious metals properties in Montana.  On September 13, 2004, the Company entered into an agreement with Cordoba Corporation (owner of the surface rights) to attempt to jointly sell the mineral and surface rights.  A potential sale in FY 2005 failed to materialize. The Company subsequently divested itself of its interests in these rights on May 3, 2006.  Under the terms of the divestiture Agreement, the Company holds a 1st lien on any minerals mined from the property until the amount owed to the Company is paid in full.  The proceeds from any such sale of minerals would result in a gain to the Company, as the rights were previously written off as having no value.  Such proceeds would be used to provide working capital for current projects and support the ongoing operations of the Company.

Customers

In 2007, the Company managed engineering services contracts with Oak Ridge Associated Universities (“ORAU”) based in Oak Ridge, Tennessee, and with 4D2 International, both of which provide engineering, design, planning and technical management services to a variety of government and industrial clients worldwide. The company also received revenues for the handling of manure at the Whitesides Dairy.  These contracts generated the majority of the Company’s revenue.

During fiscal year 2007 the Company completed a major step in its transition from being primarily a provider of engineering services to becoming a provider/owner/operator of biogas facilities and producer and distributor of biogas products by securing a Solid Waste Municipal Revenue Bond to secure the additional capital required to complete the expansion of its Whitesides Plant and the construction of its larger WestPoint Plant, both located in south-central Idaho.  The combined value of these two plants is $10 million and both are 100% owned by the Company through its wholly-owned subsidiary, Intrepid Technology and Resources Biogas, LLC.  The capital financing structure for these two plants consists of approximately 50% bond (debt) and 50% Company equity (profits from engineering service contracts and private placement sales of stock).  Projected numbers indicate revenues generated from the sale of gas, digested fiber and carbon offset credits produced from these plants will be adequate to service the bond debt, pay operating expenses and generate acceptable profit percentages.

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

Quoting from the U.S. Department of Energy (DOE) 2006 Annual Energy Outlook Report:  “A large proportion of the onshore lower 48 conventional natural gas resource base has been discovered. New reservoir discoveries are expected to be smaller and deeper, and thus more expensive and riskier to develop and produce. Much of the onshore lower 48 non-associated (NA) conventional natural gas production in the reference case comes from existing large fields, as lower 48 NA onshore conventional natural gas production declines…” The report goes on to say, “Incremental production of lower 48 onshore natural gas production comes primarily from unconventional resources…”

While the DOE is looking primarily at those “unconventional resources” being coal-bed methane, tight sandstones, and gas shales, another DOE study estimates that worldwide, between 25 and 37 quadrillion BTU’s of methane is released into the atmosphere due to natural decomposition of organic material.  This is equivalent to between 25 and 38 percent of all the energy used in the U.S. annually.  The study went on to estimate that biogas production from farm waste, landfills and municipal sewage alone is approximately 3.5 quadrillion BTU’s of methane, one third of which (or about 1.25 quadrillion BTU’s) could feasibly be captured.  This is equivalent to 6 percent of all the natural gas used in the U.S. each year.

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

The Company is confident that adequate economic incentives exist and that we have gained enough practical, hands-on experience to be poised to become a significant force in developing the “Methane to Markets” concept in the United States.

We have tested and refined both the technology and our business model though the design, construction and over two years of continuous operation of our commercial facility at the Whitesides Dairy near Rupert, Idaho.  We have processed nearly 20 million gallons of manure through that facility since we began operations in November of 2004 and are currently producing 99.6% purity methane having a Btu content of over 1000 Btu/cubic foot of gas.  This supports our business plan.

Competition

The principal competitors in the engineering services sector are privately held or employee owned companies and therefore not actively traded on any market.  With respect to the Company’s current biogas focus, there are many other providers that supply and build anaerobic digesters for animal operations.  Among some of the more prominent companies are Microgy Co-Generations Systems (a subsidiary of Environmental Power Corp.), RCM Digester Systems, and GHD, Inc. Environmental Services.  However, to the best of the Company’s knowledge, none of their systems produce the overall quality of biogas as does the proprietary system the Company employs, nor do they afford its flexibility and operability and maintainability advantages.

There are only two agricultural anaerobic digesters in the State of Idaho.  The Company built, owns and operates both and both service dairies of 6,000 cows or more.  Other facilities have been discussed and two dairymen have had federal grants to construct on-farm digesters for over three years, but as yet, ground has not been broken on either one.  This gives the Company a substantial lead over any competition within the State.

The Company believes that the principal competitive factors applicable to all areas of its business are:

▪

exclusive access to proprietary technology;

▪

ability to service much larger dairy/beef operations than previously feasible;

▪

proximity to major dairy/beef operations (Idaho is the fourth largest dairy state in the US);

▪

strong internal technical, management and scientific capabilities;

▪

key strategic alliances;

▪

breadth of “work for others” services offered;

▪

customer service reputation;

▪

dependability, technical proficiency and environmental integrity;

▪

operational experience;

▪

quality of working relationships.

Management believes the Company is, and will continue to be, competitive based on these factors.

ITEM 2.     PROPERTIES

The Company’s property and equipment are well maintained, in good operating condition and suitable for the Company’s current and projected needs.   Company headquarters are located in Idaho Falls, Idaho in leased office space.  Its Idaho Falls CNG gas filling station is also on leased property, as is its Boise, Idaho satellite office.  The Company’s Biogas Plant #1 is on leased property in Rupert, Idaho and its Biogas Plant #2 is on leased property in Wendell, Idaho.  The Idaho Falls office lease runs through May 2008, the Boise office through March 2008, the CNG station property lease through September 2008, and the Biogas Plant leases through December 2024.  The following table sets forth certain information regarding the principal operating facilities/properties owned or leased by the Company.

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

No matters were submitted to the Company’s security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR INTREPID TECHNOLOGY & RESOURCES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Intrepid Technology & Resources, Inc. common stock is currently listed on the Bulletin Board System under the symbol IESV.  As of June 30, 2007, there were 1282 common stock holders of record.  The common stock began trading in the 1st quarter of 2001.  The high for that quarter was $.055 and the low was $.03.  The high and low closing sales prices by quarter for the last two fiscal years are shown below.  No dividends were paid per common share for any quarter in the last two years:

	2007		2006		Dividends Per Share
Period	High	Low	High	Low	2007	2006

1st Quarter	.079	.045	.080	.055	$ --	$ --
2nd Quarter	.076	.052	.066	.040	--	--
3rd Quarter	.071	.056	.072	.043	--	--
4th Quarter	.063	.050	.083	.040	--	--

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 3., Legal Proceedings, and the discussion below.   When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements.  The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the years ending June 30, 2006 and June 30, 2007, included elsewhere in this Form 10-KSB.

2007 Financial Results Compared to 2006

The Company’s 2007 operating revenue was $254,560compared to $447,300 for 2006.  The Company’s gross profit/(loss) for the year ended June 30, 2007 was ($47,705)compared to $69,468 for 2006.  For the year ended June 30, 2007 the Company reported a net loss of $1,626,817compared to a net loss for the year ended June 30, 2006, of $1,990,079.

Business Strategy

Providing engineering and technical services has been the primary source of revenue and focus in the past.  The Company expects to continue providing such services in the future, but with decreased emphasis as it continues its transition to becoming a significant producer and distributor of biogas products and facilities.   The following discussion provides an overview of the Company’s current business model and development plan.

Business Model

The fundamental aspects of the Company’s business model are to:

•

utilize cutting edge, but established, technology for the production of biogas and high quality horticultural fiber  from large animal operations;

•

team with experienced companies for the marketing and distribution of products;

•

maintain equity positions in selected biogas-related projects;

•

begin operations in known territory (Idaho), and expand into other geographical locations as opportunities arise;

•

develop strategic financial partnerships.

Development Plan

The Company will design, construct and operate (and in select situations, own or co-own) production facilities consistent with the business model described above.

The centerpiece of this development plan is an exclusive geographic and case-by-case national agreement for anaerobic digestion technology that produces biogas with a higher concentration of methane than competing processes.  This technology has a successful 7-year operational history and has been demonstrated with both cow and swine waste.

Our goal is to become the premier biogas company in the United States.  Our approach is to use superior technology and know-how to convert manure waste from dairy and feedlot operations into high BTU biogas and high quality horticultural-grade fiber.  The biogas is further processed to produce (1) pipeline quality gas for sale to a gas utility or a marketing and distribution company; (2) combustion gas to fuel boilers for processing materials; (3) liquid natural gas for transportation fuel, peaking, and/or remote community service; and, eventually, (4) hydrogen to energize fuel cells for transportation and distributed or non-distributed energy sources.  Our range of services include:

•

designing, building, and operating biofuels facilities;

•

performing value-added processing of raw biogas and residual products of digestion for various applications;

•

marketing, transportation and sales of those co-products.

ITR currently has a production plant in Rupert, Idaho that has been in operation for over two years and is consistently producing 99+% purity natural gas (methane) with a heating value in excess of 1,000 BTU/cubic foot.  The Company now also has a second full-scale plant near Wendell, Idaho which is fully constructed and expected to be in full production by fall 2007.  The Rupert plant recently underwent a 5-fold expansion to accommodate a corresponding expansion of the diary upon which it is located and has been designed with special features that allow it to serve as a test platform for the Company to continue its research and development activities.  The gas from both plants is under contract for sale to the local gas utility via a 15-year Supply and Purchase Agreement.  A small portion of the gas is used on-site for plant process heating and for heating water for dairy operations.

The Development Plan involves discrete projects that will ultimately bring 250,000 Magic Valley dairy cows under production to create the “Magic Valley Biogas Field” in the Magic Valley area of south-central Idaho.  The first project is essentially complete with the two plants described above.  The total combined capital investment for this project is $10 million and was financed via a combination of 50% debt (tax-exempt municipal revenue bond) and 50% equity (public shareholder).  The second project will be phased and ultimately involve 60,000 cows.

Future projects will be financed through a combination of debt and equity.  As with our first project, we anticipate that the debt portion will be financed through the sale of bonds.  The equity will come from equity partners that will include dairymen, equity capital group(s), or other private investors and from retained earnings generated through building biogas plants for third parties.  These funds will provide for anaerobic digester plants constructed at participating dairies, gas conditioning clean-up equipment for processing the raw biogas to pipeline quality standards, and a supporting gas line gathering system to transport the clean gas to the gas utility distribution system.  A majority of the costs (approximately 70%) is for construction of the digesters.

Additional Information

The Company plans to increase sales and expand its engineering and scientific services into the biofuels area.   Revenue generated will be used to meet cash flow requirements with any excess being used to support and develop the Company’s biofuels production initiatives.

At the present time the Company does not anticipate paying dividends, cash or otherwise, on it’s Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.  The Company believes that the terms of the Settlement Agreement relative to divestiture of its mining and mineral rights of the Garnett mine in Montana have the potential to provide moderate future working capital. The Company was able to successfully obtain bond financing under a State of Idaho approved bond inducement resolution during the past year, conclusively demonstrating its ability to attract outside investment capital.  The Company continues to seek other investment capital to support future projects and the existing and ongoing Company operations.

Results of Operations

Currently the Company's revenue results primarily from contracts, which are substantially short term, with the U.S. Government, commercial customers, state and local governments, or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of costs plus fees, and others, which are fixed-price (typically very short-term) or time-and-materials, type contracts. Revenue and fees on the reimbursement of costs plus fees and time-and-material contracts are recognized using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenue and fees on the fixed price contracts are recognized based on contract deliverables or other milestones, etc. accomplished as of the end of the period.   Cost-reimbursement contracts provide for the reimbursement of direct costs and allowable indirect costs, plus a fee or profit component.  Time-and-materials contracts typically provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable direct costs at actual cost plus allocable indirect costs.  Firm fixed-price contracts require the Company to provide stipulated services for a fixed price.

The Company generated mostly engineering service revenue in 2007 and 2006.  In 2007, revenues of $32,407 were accrued for the handling of manure at the Whitesides dairy.

The following table shows each element of the statement of operations as a percentage of revenue:

	Year Ended		Year Ended
	June 30, 2007		June 30, 2006
	Whole $	%	Whole $	%
Revenue, net	254,560		447,300
Direct operating costs	302,265	119%	377,832	84%

Gross profit/(loss)	(47,705)	(19%)	69,468	16%
General and administrative	1,204,277	473%	1,416,285	317%
Research and development	89,548	35%	308,506	70%
Loss from operations	(1,341,530)	(527%)	(1,655,323)	(370%)

Interest income	39,568	16%	2,169	0%
Interest expense	520,013	204%	336,925	75%
Gain on embedded derivative liability, net	195,158	77%	--	--

Net loss before income taxes	(1,626,817)	(639%)	(1,990,079)	(445%)

Income tax expense (benefit)			--	--

Net loss	(1,626,817)	(639%)	(1,990,079)	(445%)

Revenue

Revenue for 2007 decreased to $254,560 compared to $447,300 for 2006.  This 43% decrease is a result of decreased engineering service “work for others” over the prior year.  The Company’s first biogas plant in Rupert, Idaho, has been operational for over 2 years and is producing 99+% purity natural gas on a consistent basis.  Its second plant is about to come on line and will produce gas of the same quality and approximately 30% more volume than the Rupert facility. The Company has a 15-year Supply and Purchase Agreement in place with the local gas utility for the balance of gas being produced at the plants.  The utility is currently making necessary arrangements to receive this gas into their distribution system for commercial sale.

Direct Operating Costs

For the year ending June 30, 2007, the Company had direct operating costs of $302,265 or 119% of revenue in support of design and construction of biogas production facilities and “work for others” engineering services as compared to $377,832 or 84% of revenue for the year ended June 30, 2006.  The direct operating costs have decreased largely due to the decreased activity in engineering services while costs for operating Company-owned plants occurred largely in the last quarter of the year.  Revenue and operating costs will both increase (though operating costs will decrease as a percentage of revenue) once expansion and construction activities are complete and the Company is able to start delivery of gas, horticultural fiber and carbon offset credits to the marketplace.   Gas sales revenues should start in the 2nd fiscal quarter of FY 2008 with the completion of the mandatory 90-day quality acceptance testing and should significantly increase during 3rd quarter as the second production plant achieves full production capacity.

Gross Profit

The Company had a gross profit/(loss) of ($47,705) for the fiscal year ended June 30, 2007, compared to $69,468 in fiscal year 2006.  The decrease in gross profit for the year ending June 30, 2007 results from the direct operating costs associated with start-up of Company-owned production plants.

General and Administrative Expenses

General and administrative (G&A) expenses of $1,204,277 were 473% of revenue, a decrease of $212,008 or 15% from the year ending June 30, 2006.  These G&A expenses are attributable mainly to shifting more in-house resources to design and construction of the Company-owned biogas plants; professional fees associated with bond financing activities, divestment of mineral properties, and accounting and auditing costs; and insuring of biogas facilities.

The Company has incurred large costs over the last two fiscal years for the construction, start-up and operations of the Company’s Whitesides Biogas Plant and over the last fiscal year for the design, permitting and construction of the new WestPoint Biogas Plant.  Only those costs allowed by generally accepted accounting principles have been capitalized in that effort.  All other costs have been expensed for establishing the biogas business operating plan, including research in the biofuels markets, development of operations and maintenance procedures, process improvement measures, and seeking investment capital and source financing.  The shifting of in-house resources from  engineering services work to plant design, construction and operation left many expenses for the Company to burden as overhead costs thus driving G&A costs up for developing this project.  The large costs of administrative labor were almost entirely the effort of the development in the biofuels market place whereby, the administrative staff in previous years was working on engineering services contracts.

General and administrative costs are characterized in the following format:

	2007	2006
Salaries, labor, and employee benefits	561,348	656,816
Accounting, consulting, and professional fees	427,941	479,755
Insurance, depreciation, and computer	40,231	118,851
Leases	87,939	87,766
Equipment, office, and other	34,970	12,981
Subcontract work, travel, fuel, and other	51,848	60,116
Total General and Administrative Expense	1,204,277	1,416,285

Research and Development

The Company expended $89,548 and $308,506 in fiscal years 2007 and 2006 respectively toward the research and development of biofuels.

Interest Revenue

For the year ended June 30, 2007 the Company accrued interest income of $39,568 compared to $2,169 for 2006.

Interest Expense

Interest expense for the year ended June 30, 2007 was $520,013 compared to $336,925 for the same period ending June 30, 2006.  This expense was for interest accrued on the bond and the Cornell debenture.  With the bond financing of the two existing biogas facilities, and with the Cornell debenture, interest expense is likely to increase in future periods.

Income Taxes

The Company has net operating loss carryforwards of approximately $10,600,000 which begin to expire in the year 2021.  The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Net Loss

The Company realized a net loss of $1,626,817 for the year ended June 30, 2007 compared to a loss of $1,990,079 for the year ended June 30, 2006.

Customers

In 2007, the Company managed engineering services contracts with the Oak Ridge Associated Universities (“ORAU”) based in Oak Ridge, Tennessee; and with 4D2 International each of which provide engineering, design, planning and technical management services to a variety of government and industrial clients worldwide. The company also received revenues for the handling of manure at the Whitesides Dairy.  These contracts generated the majority of the Company’s revenue. In 2006, the Company managed engineering services contracts with Idaho National Laboratory (“INL”) at Idaho Falls, Idaho; the Oak Ridge Associated Universities (“ORAU”) based in Oak Ridge, Tennessee; and with 4D2 International. Each aforementioned entity provided more than ten percent of the total revenues in 2007 and 2006.

In the future, the Company cannot be certain that it will derive the same percentages of contracted revenue due to the fact that the Company has made a major transition into building its biofuels business.  The Company is continuously seeking additional revenue sources from engineering and alternative energy work for other private, commercial and government customers.

With regard to the Company’s entrance into the biogas production market, its first plant has been operational for over 2 years and recently underwent a significant 5-fold expansion.  Construction of a second even larger facility located near Wendell, Idaho is complete and production should begin in fall 2007.  The Company owns and operates both facilities and has a 15-year Supply and Purchase Agreement with the local gas utility to deliver and sell the gas produced from these facilities into the local distribution system.

The Company expects to realize a revenue stream from its biogas business in fiscal year 2008.  This revenue will be generated from sales of gas and digested fiber product from the biogas plants, from sale of carbon emissions credits, and from engineering fees related to development of additional biogas facilities.

Compliance with Applicable Laws and Regulations

The Company is in compliance with all current laws and regulations.

Changes in Laws and Regulations

None Applicable.

Exposure to Litigation

None.

New Technologies

None.

Access to Capital

The Company will make reasonable efforts to meet cash flow demands from ongoing operations.  However, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as additional loans and investment capital.  As discussed below, the Company entered into a now-expired Standby Equity Distribution Agreement with Cornell Capital Partners that provided working and equity capital to fund a large portion of the biogas projects described above.  Additional working and equity capital has also been obtained through a Convertible Debenture secured through Cornell Capital (now known as YA Global Investments, L.P.).  Details of this debenture are discussed below.  Management was successful in obtaining bond financing under a State of Idaho approved bond inducement resolution during the past year, conclusively demonstrating its ability to attract outside investment capital.  The Company continues to seek other investment capital to support future projects and the existing and ongoing Company operations.

CAPITAL RESOURCES AND LIQUIDITY

As of June 30, 2007, the Company had a working capital deficit of $11,269 compared to a deficit of $37,821 for the previous year ending June 30, 2006.  The current ratio at June 30, 2007 was.995 to 1 and .963 to 1 at June 30, 2006.

Standby Equity Distribution Agreement

On March 10, 2005, the Company entered into a new Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (Cornell).  Pursuant to the SEDA, the Company could, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $25 million.  For each share of common stock purchased under the SEDA, Cornell paid the Company 99% of the lowest closing bid price of the common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date.  Cornell retained 5% of each advance under the SEDA.

The Company went through several transitions from the original October 13, 2004 SEDA with Cornell Capital Partners LP to secure additional source financing.  A full discussion of the chronology and evolution of this SEDA may be found in the Company’s FY 2005 SEC Form 10-KSB.

This SEDA expired in March 2007.

Debenture Debt

On March 23, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with YA Global Investments, L.P. (formerly Cornell Capital Partners, L.P.) pursuant to which YA Global Investments agreed to purchase $3,500,000 principal amount of our 9% secured convertible debentures (the “Debentures”), of which $2,500,000 was purchased on March 23, 2007 and $1,000,000 of which was purchased on May 21, 2007 ( the date of filing of this Registration Statement ) ..

The $2,500,000 principal amount of the Debentures mature on March 22, 2010 and $1,000,000 principal amount of the Debentures mature on May 20, 2010 and bear interest at the annual rate of 9% in cash, payable at maturity; provided, however, that at our option and subject to certain conditions regarding registration of the shares underlying the Debentures, the interest may be paid in shares of our common stock.  YA Global Investments may convert, at any time, the outstanding principal amount of the Debentures into shares of our common stock at a conversion price per share equal to the lesser of $0.06 or 90% of the lowest volume weighted average price of our common stock during the 30 consecutive trading days immediately preceding the applicable conversion date.  Under certain circumstances, including that the price of our common stock is trading at less than $0.06 and that a registration statement covering the shares issuable upon conversion of the Debentures is in effect and subject to certain exceptions, we may redeem a portion or the entire outstanding Debentures at a price equal to 110% of the amount being redeemed plus accrued interest.  In addition, upon three trading days prior notice, we may require YA Global Investments to convert all of the outstanding principal amount of the Debentures into shares of our common stock over a 20 trading day period if the volume weighted average price of our common stock during the 20 consecutive trading days immediately preceding the date of such notice had exceeded $0.128.

Warrants

In connection with the Purchase Agreement, we also issued to YA Global Investments on March 23, 2007 warrants (the “Warrants”) to purchase an aggregate 15,000,000 shares of our common stock, exercisable for a period of five years, at an exercise price of $0.055 per share.  The Warrants are exercisable for cash unless we are in default under the Debentures or there is no registration statement in effect with respect to the Warrants.  If the Warrants are exercised on a “cashless” basis, we will receive no proceeds from their exercise by YA Global Investments.

Material Commitments for Capital Expenditures

Construction of the Company’s two biogas production facilities at the Whitesides Dairy north of Rupert, Idaho and the WestPoint Dairy near Wendell, Idaho is essentially complete.  The Company owns and operates both facilities.  It is anticipated that approximately $1.3 million will be expended during fiscal year 2008 on the startup and testing activities at the WestPoint plant and on construction of the 7-mile pipeline and compression station associated with that plant.  Funding will be secured by a combination of outside investment capital and  debt financing secured by co-product off-take contracts.

Risk Factors

Factors that are likely to cause our results to fluctuate include the following:

•

the gain or loss of significant customers or significant changes in engineering services market;

•

the amount and timing of our operating expenses and capital expenditures;

•

the success or failure of the biofuels projects currently underway;

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

If needed, we may not be able to raise further financing, or it may only be available on terms unfavorable to us or to our stockholders.

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

develop additional biofuels projects;

•

enhance our operating infrastructure;

•

hire additional personnel;

•

acquire other complementary businesses or technologies.

If we raise additional funds through the issuance of equity or convertible debt securities, the ownership of our current stockholders would be diluted, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

Seasonal Changes

The Company’s operating revenue is generally not affected by seasonal changes.

Senior Management

The Board of Directors and Officers of the Company were duly elected by the shareholders during the 2007 Annual Shareholder Meeting held December 1, 2006.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and

Board of Directors of

Intrepid Technology and Resources, Inc.

We have audited the accompanying consolidated balance sheets of Intrepid Technology and Resources, Inc., as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrepid Technology and Resources, Inc., as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred recurring losses, has negative working capital, and has negative cash flows from operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONES SIMKINS, P.C.

Logan, Utah

September 17, 2007

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and 2006

ASSETS	2007	2006
Current assets:
Cash	$1,414,831	$716,203
Restricted cash	1,003,290	-
Accounts receivable, net	18,546	53,252
Inventories	24,647	-
Prepaid expenses	11,483	66,076
Debt issuance costs	-	138,896
Other assets	3,380	2,245

Total current assets	2,476,177	976,672

Property, plant, and equipment, net	10,354,972	2,218,392
Debt issuance costs, net	1,379,157	-
Restricted cash	764,000	-
Other assets	42,300	-

Total assets	$15,016,606	$3,195,064

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,866,109	$187,140
Accrued expenses	621,337	271,089
Note payable	-	556,264

Total current liabilities	2,487,446	1,014,493

Long-term liabilities:
Accrued interest payable	69,904	-
Long-term debt	8,149,163	-
Embedded derivative liability	3,073,004	-

Total long-term liabilities	11,292,071	-

Total liabilities	13,779,517	1,014,493

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.005 par value; 350,000,000 shares
authorized, 244,482,281 and 230,100,973 shares
issued and outstanding, respectively	1,222,411	1,150,505
Additional paid-in capital	9,795,321	9,183,892
Stock subscription receivable	(16,200)	(16,200)
Accumulated deficit	(9,764,443)	(8,137,626)

Total stockholders' equity	1,237,089	2,180,571

Total liabilities and stockholders' equity	$15,016,606	$3,195,064

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2007 and 2006

	2007	2006

Revenues, net	$254,560	$447,300
Costs of revenues	302,265	377,832

Gross profit (loss)	(47,705)	69,468

Operating expenses:
General and administrative	1,204,277	1,416,285
Research and development	89,548	308,506

Loss from operations	(1,341,530)	(1,655,323)

Other income (expense):
Interest income	39,568	2,169
Interest expense	(520,013)	(336,925)
Gain on embedded derivative liability, net	195,158	-

Loss before provision for
income taxes	(1,626,817)	(1,990,079)

Provision for income taxes	-	-

Net loss	$(1,626,817)	$(1,990,079)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares - basic and diluted	241,925,000	171,561,000

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Year Ended June 30, 2006

								Total
					Additional	Stock		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance at July 1, 2005	-	$-	137,694,025	$688,470	$4,998,505	$(16,200)	$(6,147,547)	$(476,772)

Issuance of common stock for:
Cash	-	-	73,707,499	368,538	3,315,690	-	-	3,684,228
Services	-	-	2,414,048	12,070	120,522	-	-	132,592
Stock options exercised - for cash	-	-	1,279,874	6,399	8,859	-	-	15,258
Stock options exercised - for
accrued expenses	-	-	226,743	1,134	3,672	-	-	4,806
Accounts payable and
accrued expenses	-	-	318,385	1,592	14,610	-	-	16,202
Long-term debt	-	-	14,460,399	72,302	723,020	-	-	795,322

Cash paid for common stock
offering costs	-	-	-	-	(200,750)	-	-	(200,750)

Common stock warrants issued
for interest expense	-	-	-	-	199,764	-	-	199,764

Net loss	-	-	-	-	-	-	(1,990,079)	(1,990,079)

Balance at June 30, 2006	-	-	230,100,973	1,150,505	9,183,892	(16,200)	(8,137,626)	2,180,571

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Year Ended June 30, 2007

								Total
					Additional	Stock		Stockholders'
	Preferred Stock Common Stock		Common Stock Subscription		Paid-in	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance at June 30, 2006	-	$-	230,100,973	$1,150,505	$9,183,892	$(16,200)	$(8,137,626)	$2,180,571

Issuance of common stock for:
Cash	-	-	9,965,348	49,826	437,299	-	-	487,125
Services	-	-	3,190,960	15,955	165,075	-	-	181,030
Stock options exercised - for cash	-	-	975,000	4,875	11,975	-	-	16,850
Debt issuance costs	-	-	250,000	1,250	13,250	-	-	14,500

Common stock offering costs	-	-	-	-	(24,500)	-	-	(24,500)

Stock option compensation expense	-	-	-	-	30,244	-	-	30,244

Issuance of warrants with convertible
debenture	-	-	-	-	654,000	-	-	654,000

Conversion of warrants to liability
classification	-	-	-	-	(675,914)	-	-	(675,914)

Net loss	-	-	-	-	-	-	(1,626,817)	(1,626,817)

Balance at June 30, 2007	-	$-	244,482,281	$1,222,411	$9,795,321	$(16,200)	$(9,764,443)	$1,237,089

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(1,626,817)	$(1,990,079)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock compensation expense	211,274	132,592
Common stock warrants-interest expense	-	199,764
Depreciation	83,816	63,515
Amortization of debt issuance costs	92,808	-
Accretion-debenture interest expense	255,411	22,226
Gain on embedded derivative liability	(195,158)	-
Provision for doubtful accounts	17,209	-
(Increase) decrease in:
Accounts receivable	17,497	45,182
Inventory	(24,647)	-
Prepaid expenses	(2,407)	19,563
Other assets	(43,435)	(645)
Increase (decrease) in:
Accounts payable	(54,101)	41,723
Accrued expenses	324,652	30,468

Net cash used in operating activities	(943,898)	(1,435,691)

Cash flows from investing activities:
Purchases of property and equipment	(5,557,751)	(1,329,165)

Net cash used in investing activities	(5,557,751)	(1,329,165)

Cash flows from financing activities:
Proceeds from long-term debt	11,140,000	1,425,566
Payments on long-term debt	-	(1,309,471)
Payments on note payable	(1,434,498)	-
Increase in debt issuance costs	(1,217,410)	(138,896)
Payments on related party notes payable	-	(60,613)
Issuance of common stock	503,975	3,699,486
Common stock offering costs	(24,500)	(200,750)

Net cash provided by financing activities	8,967,567	3,415,322

Net increase in cash	2,465,918	650,466

Cash, beginning of year	716,203	65,737

Cash, end of year	$3,182,121	$716,203

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Intrepid Technology and Resources, Inc. (ITR) and its wholly owned subsidiaries, Intrepid Technology and Resources Biogas, LLC (ITR Biogas), Western Technology and Management, Inc. (WT&M), Intrepid Engineering Services, Inc., and WT&M’s wholly owned subsidiaries Idaho Nano Powders and Virtual Science Services, Inc. (collectively the Company), is a biofuels renewable and alternative energy development and operating company with strengths in engineering and technology. While the Company's primary source of current revenue has been the sale of engineering services to a variety of clients, it is posturing itself for the primary business purpose of developing, constructing, and operating a portfolio of projects in the Renewable and Alternative Energy sector, with a special emphasis on production of biofuels - particularly, biogas (methane), horticultural fiber, and greenhouse gas carbon credits. The Company's strategy is to provide the overall technical and integration management for planning, coordinating, developing, operating and implementing such projects. The Company's initial emphasis is on establishing several geographically dispersed complexes in the Southern Idaho region and then expanding to other locations within Idaho and the Western United States.

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

Inventories

The Company values its inventories are at the lower of cost or market, determined on the first-in first-out method. Inventories consist of finished horticultural fiber and supplies.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Costs of major renewals or betterments are capitalized and depreciated over the remaining useful lives of the related assets. Depreciation is computed by using the straight-line method. The cost of property disposed of and related accumulated depreciation is removed from the accounts at the time of disposal, and gain or loss is reflected in operations.  Estimated useful lives are as follows:

Digester plants & equipment

10 to 39 years

Office furniture and fixtures and vehicles

3 to 7 years

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

Revenue Recognition

The Company's revenues have resulted primarily from contracts, which are substantially short term, with the U.S. Government, commercial customers, state and local governments, or from subcontracts with other contractors engaged in work with such customers.  The Company performs under a variety of contracts, some of which provide for reimbursement of costs plus fees, and others, which are fixed-price (typically very short-term) or time-and-materials, type contracts.  Revenue and fees on the reimbursement of costs plus fees and time-and-material contracts are using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion.  When contracts using the percentage-of-completion method of accounting are determined to result in a loss, the entire amount of the estimated ultimate loss is accrued in the period the loss is determined.  Revenues and fees on the fixed price contracts are recognized based on contract deliverables or other milestones accomplished as of the end of the period.

Revenue is recognized from biogas product sales when the gas is delivered to the customer.  The Company believes that biogas revenues should be recognized at this time because ownership of the biogas passes to the customer at this time.  Management believes that this policy meets the criteria of Staff  Accounting Bulletin 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. Common stock equivalents that could potentially dilute earnings per share are the common stock options and warrants.

Stock-Based Compensation

The Company has stock-based employee compensation, which is described more fully in Note 13. Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. The statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. In 2007 the Company recognized $30,244 in compensation cost related to adoption of the statement. Prior to July 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost was recognized in the financial statements prior to 2007 for options granted to employees, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

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

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 2 – Going Concern

As of June 30, 2007, the Company has incurred a loss, has negative working capital, and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has partially mitigated the going concern as a result of obtaining bond financing for the construction of its plant and equipment and entering into the agreement with Cornell Capital as discussed in Note 6.

Note 3 – Restricted Cash

Cash restricted in accordance with bond covenants is as follows:

2007

2006

Undistributed funds held for construction costs

$

725,000

-

Debt service reserve

764,000

-

Interest coverage reserve

278,290

-

1,767,290

-

Less current portion

(1,003,290)

-

$

764,000

-

Note 4 – Accounts Receivable

Accounts receivable consists of the following:

2007

2006

Trade receivables

$

31,636

53,252

Accrued interest receivable

4,119

-

Allowance for doubtful accounts

(17,209)

-

$

18,546

53,252

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

2007

2006

Digester plants

$

10,040,976

2,198,380

Equipment

247,182

-

Furniture

102,833

84,658

Pumping station

64,500

64,500

Vehicles

36,090

3,000

Gas Pipeline

6,130

-

10,497,711

2,350,538

Less accumulated depreciation

(142,739)

(132,146)

$

10,354,972

2,218,392

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 6 – Long-term Debt

Long-term debt consists of the following:

2007

2006

Solid Waste Disposal Revenue Bonds issued

through the Industrial Development Corporation

of Gooding County, Idaho. The bonds total

$7,640,000, accrue interest at 7.5%, are secured

by all assets of ITR Biogas and are due on

November 1, 2024.

$

7,640,000

-

Convertible debenture payable to Cornell Capital

Partners, L.P. of $3,500,000, bearing interest at

9% due on May 22, 2010, net of warrants discount

of $594,722 and embedded derivative discount of

$2,396,115.

509,163

-

Convertible note payable to a contractor bearing

interest at 7.5%, due on demand, secured by

common stock.

-

556,264

8,149,163

556,264

Less current portion of long-term debt

-

(556,264)

$

8,149,163

-

Future maturities of long-term debt (excluding discounts) are approximately as follows:

Year ending

June 30,

2008

$

-

2009

-

2010

3,765,000

2011

285,000

2012

305,000

Thereafter

6,785,000

$

11,140,000

Note 7 – Convertible Debenture, Warrant, and Embedded Derivative to Cornell Capital

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

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 7 – Convertible Debenture, Warrant, and Embedded Derivative to Cornell Capital

Partners, L.P. (Continued)

Information related to the recognition of the Debenture and Warrant are as follows:

Convertible Debenture - Embedded Derivative

The Company analyzed the Debenture based on the provisions of EITF 00-19 and determined that the conversion option of the Debenture qualified as an embedded derivative.

The initial fair value of the embedded derivative associated with the conversion feature of the Debenture was in excess of the value assigned to the Debenture resulting in an initial loss of $504,188 on the embedded derivative. The initial fair value of the embedded derivative was determined to be $3,096,436 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. The fair value of the Company’s common stock was calculated to be $.064 per share at the inception of the Debenture. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

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

Warrant – Embedded Derivative

The Company analyzed the Warrant based on the provisions of EITF 00-19 and determined that it initially qualified for equity classification, however on May 21, 2007 the Company increased the Debenture amount which then required derivative accounting for the Warrant.

The initial fair value of the Warrant was determined to be $885,000 and the assigned value was $654,000. The initial fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions, and methodologies:

•

The fair value of the Company’s common stock was calculated to be $.064 per share.

•

A volatility of 149% was calculated by using the Company’s closing stock prices since June 2002.

•

The exercise price was $.055.

•

The estimated life was determined to be 5 years, which is equal to the contractual life of the Warrant.

•

The risk free interest rate was determined to be 4.5% based on the 5-year treasury rate.

On June 30, 2007, the fair value of the embedded derivative associated with the Warrant was determined to be $675,914 and was recorded as an embedded derivate liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period change to the statement of operations. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions, and methodologies:

•

The fair value of the Company’s common stock was calculated to be $.045 per share.

•

A volatility of 147% was calculated by using the Company’s closing stock prices since June 2002.

•

The exercise price was $.055.

•

The estimated life was determined to be 4.7 years, which is equal to the contractual life of the Warrant.

•

The risk free interest rate was determined to be 4.9% based on the 5-year treasury rate.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 7 – Convertible Debenture, Warrant, and Embedded Derivative to Cornell Capital

Partners, L.P. (Continued)

Accretion expense related to the Warrant discount and the embedded derivative discount is as follows:

2007

2006

Warrant

$

59,278

-

Embedded derivatives

196,133

-

$

255,411

-

The embedded derivative liability consists of the following:

2007

2006

Fair value at inception

$

3,772,350

-

Less gain on period end revaluation

(699,346)

-

$

3,073,004

-

Note 8 - Operating Leases

The Company leases a CNG gas filling station in Idaho Falls, Idaho, under a non-cancelable operating lease which expires in September 2009. Rental expense related to this operating lease for the years ended June 30, 2007 and 2006 was approximately $5,500 and $4,000, respectively.

The Company leases tube trailers under a non-cancelable operating lease which expires in 2012. Rental expense related to this operating lease for the years ended June 30, 2007 and 2006, was approximately $4,000 and $0, respectively.

Future minimum lease payments under the non-cancelable lease obligations are approximately as follows:

Years ending

June 30,

2008

$

62,000

2009

58,000

2010

56,000

2011

57,000

2012

3,000

$

236,000

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 9 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

2007

2006

Federal tax benefit at statutory rate

$

(553,000)

(591,000)

State tax net of federal benefit

(82,000)

(100,000)

Embedded derivate

21,000

-

Loss on mining property

-

(918,000)

Change in valuation allowance

614,000

1,609,000

$

-

-

Deferred tax assets are as follows:

2007

2006

Net operating loss carryforwards

$

3,614,000

3,010,000

Research and development credit carryforward

45,000

35,000

Valuation allowance

(3,659,000)

(3,045,000)

$

-

-

The Company has net operating loss carryforwards of approximately $10,600,000, which begin to expire in the year 2021. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 10 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are approximately as follows:

2007

2006

Interest

$

345,000

32,000

Income taxes

$

-

-

During the year ended June 30, 2007, the Company:

•

Reclassified $57,000 of prepaid expense to property, plant and equipment.

•

Acquired property, plant, and equipment in exchange for an increase in the note payable of $878,234.

•

Acquired property, plant, and equipment in exchange for accounts payable of $1,631,911.

•

Increased capitalized debt issuance costs in exchange for accounts payable of $101,159.

•

Capitalized accrued interest of $95,500.

•

Issued 250,000 shares of common stock in exchange for debt issuance costs of $14,500.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 10 - Supplemental Cash Flow Information (Continued)

•

Recorded additional paid-in capital and a discount on the convertible debenture of $654,000 as a result of the issuance of a common stock warrant.

•

Recorded an embedded derivative liability and a reduction of additional paid-in capital of $675,914 as a result of a required change in classification of a common stock warrant from equity to liability.

•

Recorded an embedded derivative liability of $3,096,436, recorded a discount on the convertible debenture of $2,592,248, and recognized a loss on the embedded derivative liability of $504,188.

•

Decreased the value of the embedded derivative liability and recognized a gain on the embedded derivative liability of $699,346.

During the year ended June 30, 2006, the Company:

•

Issued 545,128 shares of common stock in exchange for accounts payable and accrued expenses of $21,008.

•

Issued 14,460,399 shares of common stock in exchange for long-term debt of $795,322.

Note 11 – Capital Stock

Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at June 30, 2007 and 2006.

Note 12 - Stock Options and Warrants

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

June 30, 2007 and 2006

Note 12 - Stock Options and Warrants (Continued)

A schedule of the options and warrants outstanding is as follows:

Number of

  Exercise Price

Warrants

Options

Per Share

Outstanding at July 1, 2005

-

20,099,517

.009 - .060

  Granted

5,000,000

-

.055

  Exercised

-

(1,506,617)

.009 - .035

  Canceled

-

(217,800)

.035 - .060

Outstanding at June 30, 2006

5,000,000

18,375,100

$

.010 - .055

  Granted

15,000,000

590,000

.055 - .059

  Exercised

-

(975,000)

.010 - .038

  Canceled

-

(395,000)

.035 - .068

Outstanding at June 30, 2007

20,000,000

17,595,100

$

.010 - .059

Note 13 - Stock Based Compensation

The fair value of each option and warrant granted during 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2007

2006

Expected dividend yield

-

-

Expected stock price volatility

130%

161%

Risk-free interest rate

4.5%

4%

Expected life of options or warrants

5 years

5 years

The weighted average fair value of each option and warrant granted during 2007 and 2006 was approximately $.05 and $.04, respectively.

The following table summarizes information about common stock options and warrants outstanding at June 30, 2007:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.010	4,306,000.5		.01	4,306,000	$.01
.035 - .040	12,699,100	1.7	.04	12,699,100.04
.055 - .059	20,590,000	4.4	.06	20,590,000.06
$.010-.059	37,595,100	3.1	.04	37,595,100	$.04

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 14 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at market interest rates.

Note 15 – Sales to Major Customers

The Company had revenues from major customers during the years ended June 30, 2007 and 2006, which exceeded ten percent of total revenues approximately as follows:

2007

2006

Company A

$

83,000

208,000

Company B

39,000

74,000

Company C

34,000

-

Company D

-

108,000

Note 16 - Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. We are required to adopt FIN 48 at the beginning of fiscal 2008. Management is currently evaluating the impact of FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, on a prospective basis. The Company does not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for years ending after November 15, 2006, and the impact of adoption had no effect on the Company’s consolidated financial statements.

ITEM 8.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.   CONTROLS AND PROCEDURES

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

(b)

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting during the last fiscal year that have ~~has~~ materially affected or could materially affect these internal controls over financial reporting.

ITEM 8b.   OTHER INFORMATION.

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE.

CORPORATE GOVERNANCE RESPONSIBILITY

The Board of Directors is ultimately responsible for the Company's corporate governance. Good corporate governance ensures that the Company complies with federal securities laws and regulations, including those promulgated under the Sarbanes-Oxley Act of 2002. The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Vice-President Secretary and Treasurer.

CODE OF ETHICS

On October 25, 2004, the Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.

OFFICERS AND DIRECTORS

The following table sets forth the names, ages, and titles of each of our directors and executive officers and employees expected to make a significant contribution to Intrepid.

Name	Age	Title

D. Lynn Smith	56	Chairman of the Board of Directors

Dr. Dennis D. Keiser	67	Chief Executive Officer and Director

Dr. Jacob D. Dustin	59	President / Chief Operating Officer / Treasurer and Director

William R. Myers	64	Director

Steven Whitesides	47	Director

David Hawk	62	Director

Bradley J. Frazee	46	Vice President, Biomethane Operations and Secretary
Donald J. Kenoyer	50	Vice President, Engineering/Construction Management
Robert V. Searcy	45	Comptroller
Mitchell J. Hart	50	Director

Certain biographical information of our directors, officers, and key employees is set forth below.

D. Lynn Smith.  Mr. Smith, a director since 2002, Vice Chairman of the Board of Directors since May 23, 2006, and Chairman of the Board of Directors since December 4, 2006, has over thirty years experience as a Certified Public Accountant, and is a partner in Galusha, Higgins & Galusha, P.C, of Idaho Falls, Idaho, a regional public accounting firm. His experience includes audit, tax, individual and business litigation support and individual and business planning with a special emphasis on agriculture and agribusiness.

Dennis D. Keiser.  Dr. Keiser has served the Company as a director and Chief Executive Officer since 2002. From 2002 until May 23, 2006, Dr. Keiser also served as President. In 2001, Dr. Keiser was a founder of Western Technology Management, which ultimately merged into the Company. Prior to that, he managed a Science and Technology Laboratory for the United States Department of Energy, and was involved in energy and environmental research and development.  Dr. Keiser has corporate executive experience in science, engineering and business management spanning three decades and has managed large technical and business operations with Fortune 500 companies.

Jacob D. Dustin.  Dr. Dustin has served as a director, Vice President, Secretary and Treasurer of the Company since 2002. On May 23, 2006, Dr. Dustin was appointed President and Chief Operating Officer and relinquished his position as Secretary.  From 1999 to 2000, he was employed by Bechtel Corporation at the Idaho National Engineering and Environmental Laboratory. From 1995 to 1999, he was an employed by Parsons, an architectural and engineering firm. In 1995, he retired from the United States Air Force with the rank of Colonel. He brings thirty years of experience in operational and engineering leadership positions managing large, diverse groups of engineers, scientists and technicians and programs with annual budgets in excess of $100M.

William R. Myers.  Mr. Myers, a director since 2002, has for the past five years been president of Myers Associates International, Inc., which provides technical and management consulting, business development and construction management for domestic and international firms. He has extensive business development and strategic planning background with architectural engineering, research and development, construction, environmental science and startup entrepreneurial firms in both national and international settings.

Steven Whitesides.  Mr. Whitesides, a director since 2005, provides critical insight to the Company regarding the dairy business. He has nearly 30 years experience in the operation and management of agricultural businesses ranging from feed mills to dairy and beef operations. He is co-owner and operator of one of the largest and most progressive dairies in the State of Idaho and has a consistent history of demonstrating leadership in the advancement and betterment of the dairy industry as a whole.

David Hawk.  Mr. Hawk was appointed to the Board of Directors on March 26, 2007.  He recently retired from his position as the Director of Energy Natural Resources of the J.R. Simplot Company in Boise, Idaho and was responsible for determining current and future company energy needs and identifying and managing the methods by which those needs are met. Mr. Hawk has experience with various energy projects, and has an extensive record of providing testimony to Canadian and U.S. federal and state regulatory bodies on natural gas pricing, pipeline and utility rate making, and avoided cost (PURPA) issues. He has been a frequent lecturer and keynoter at a variety of conferences on renewable and alternative energy resources along with traditional sources including conservation and efficiency.  Mr. Hawk has also served as Chairman of the Board of Directors for Remington Oil and Gas Company, a publicly traded oil and gas exploration and production company headquartered in Dallas, Texas.

Bradley J. Frazee. Mr. Frazee has served as the Company’s Vice President, Biomethane Operations since 2006 and our Alternative Energy and Biofuels Division Manager from 2002 to 2006.  Mr. Frazee was appointed Secretary on May 23, 2006. He brings over 20 years of project and management and operations experience with corporations such as Westinghouse, Lockheed Martin, and Bechtel to the Company and has been instrumental over his career in brining major chemical and nuclear systems through construction and into production.

Donald J. Kenoyer.  Mr. Kenoyer has served as the Company’s Vice President, Engineering/Construction Management since 2006.  Mr. Kenoyer 20 years of experience in project engineering and planning including cost estimating, scheduling, project controls, contracts, design, and field engineering. His prior experience includes over 10 years with the former Morrison-Knudsen Corporation working multi-million dollar construction projects for a variety of commercial, industrial, and governmental clients nationwide.

Robert V. Searcy.  Mr. Searcy has served as the Company’s Comptroller since 2006.  Prior to joining Intrepid, Mr. Searcy served for 17 years as the Chief Financial Officer of Idaho Pacific Holdings, Inc., one of the largest dehydrated potato food processors in North America.  He holds a B.S. degree in Accounting and Business from Brigham Young University.

Mitchell J. Hart.  Mr. Hart, a director since September 2007, has a degree in Mining Engineering from the University of Utah and is a licensed professional engineer.  He currently serves as Vice President and Director of Terra Systems, Inc.  As such, he led the Terra Systems team in the acquisition of Mountain Island Energy, LLC.  That acquisition allowed Terra Systems to expand into energy-based and specialized development projects.  He currently acts as that entity’s General Manager.  Mr. Hart also directed the evaluation, permitting and development of advanced clean coal gasification power generating facilities, specialty carbon upgrading projects, wind energy and noble and precious metal extraction and processing projects.  Prior to joining Terra Systems in 2005, Mr. Hart served with Monsanto for 19 years as a Sr. Specialist and Project Manager for the Idaho Phosphorus Plant and the Wyoming Coal Calciner.  In these capacities he managed key phosphate and carbon based projects and operations including the permitting and development of a new $20+ million phosphate mining property and the $10 million environmental compliance project which went from technology selection to project startup in 11 months.  He was also responsible for the procurement of raw materials, stockpile and inventory management, the optimization of manufacturing operations and marketing of process by-products.  Mr. Hart began his career as a Sr. Engineer with Shell Oil Company where he worked in both engineering and operations designing short and long term plans and facilities, estimating and controlling costs, planning production and performing economic evaluations and creating business plans on numerous medium to large scale projects.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES.

During the year ended June 30, 2007, the Board of Directors held four face-to-face meetings and eight formal telephone conference meetings.  All of the directors attended at least 75% of the meetings of the Board.  The members of the Board of Directors serve as the Executive Committee and Nominating Committee.  The Compensation Committee and Audit Committee current members are Messrs. D. Lynn Smith, William R. Myers, David Hawk and Steven Whitesides.

The Nominating Committee met once during 2007, recommending the six directors and two additional shareholder stand for election to fill seven board positions at the annual shareholders meeting in 2007.

The members of the Audit Committee are currently Messrs. Smith, Hawk, Whitesides, and Myers, and Mr. D. Lynn Smith serves as chairman. The Audit Committee reviews the proposed plan and scope of the Company’s annual audit as well as the results when it is completed. The Committee reviews the services provided by the Company’s independent auditors and their fees. The Committee meets with the Company’s financial officers to assure the adequacy of the Company’s accounting principles, financial controls and policies. The Committee is also charged with reviewing transactions that may present a conflict of interest on the part of management or directors. The Audit Committee meets at least quarterly to review the financial results, discuss the financial statements and make recommendations to the Board. Other items of discussion include the independent auditors’ recommendations for internal controls, adequacy of staff, and management’s performance concerning audit and financial controls. The Audit Committee met four times in 2007.

The Compensation Committee met one time in 2007 for the purpose of developing a plan for paying the compensation certain key employees and officers voluntarily deferred over the past several years to help lessen cash flow burdens on the Company during its early development.

ITEM 10.    EXECUTIVE COMPENSATION.

DIRECTORS’ COMPENSATION

Prior to November 2004, the Board members received no direct compensation.  In September 2005, the Compensation Committee approved a Director’s Compensation Plan, retroactive to December 1, 2004.  The Director’s Compensation Plan compensates each director $2,000 per face-to-face meeting (plus reasonable travel expenses) and $250 per formal conference call, or a minimum of $8,000 annually.  Mr. Smith also received 200,000 options issued under the 2003 Stock Option Plan on January 13, 2005 with an exercise price of $0.038 (the fair market value on the date of grant) for the additional time he devoted as Chair of the Audit Committee. No other fees were accrued or paid to them.  The following table shows, for the most recent fiscal year ended June 30, 2007, compensation awarded or paid to, or earned by the Company’s non-employee Directors.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

D. Lynn Smith	$ 5,000	$ 4,750	$ 0	$ 0	$ 0	$ 0	$ 9,750
William R. Myers	$ 4,750	$ 5,000	$ 0	$ 0	$ 0	$ 0	$ 9.750
Steven Whitesides	$ 4,750	$ 5,000	$ 0	$ 0	$ 0	$ 0	$ 9.750
Michael W. Parker (3)	$ 0	$ 5,000	$ 0	$ 0	$ 0	$ 0	$ 5,000
David Hawk (4)	$ 4,500	$ 0	$ 0	$ 0	$ 0	$ 0	$ 4,750
Mitchell Hart(5)	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

(1)

Represents fees earned but not yet paid for the period from January 1, 2007 through June 30, 2007.  The Company expects that these director fees will be paid in stock.  Fees for the period from July 1, 2006 through December 31, 2006 were paid in the form of stock.  See Note (2) below

(2) Represents stock awards issued in lieu of cash fees for the period from July 1, 2006 through December 31, 2006.
(3) Mr. Parker resigned Board of Directors on December 4, 2006.
(4) Mr. Hawk joined Board of Directors on March 26, 2007.
(5) Mr. Hart joined Board of Directors on September 10, 2007.

EXECUTIVE COMPENSATION

Compensation Committee

The Compensation Committee members are Messrs. Lynn Smith, William Myers, David Hawk and Steven Whitesides. They are responsible for developing, and making decisions with respect to, the Company’s executive compensation policies. For the fiscal year 2007, the Committee also intends to review and approve the Company’s compensation and benefit plans and continue to administer the key employee and executive officer 2003 Stock Option Plan and 2005 Stock Incentive Plan.

The Company believes that executive compensation should reflect value created for stockholders in furtherance of the Company’s strategic goals. The following objectives are among those utilized by the Compensation Committee:

1. Executive compensation should be meaningfully related to long-term and short-term value created for stockholders.

2. Executive compensation programs should support the long-term and short-term strategic goals and objectives of the Company.

3. Executive compensation programs should reflect and promote the Company’s overall value, business growth and reward individuals for outstanding contributions to the Company.

4. Short and long term executive compensation are critical factors in attracting and retaining well-qualified executives.

Base Salary

The Compensation Committee, in determining the appropriate base salaries of its executive officers, generally considers the level of executive compensation in similar companies in the industry. The Compensation Committee also considers (i) the performance of the Company and contributing roles of the individual executive officers, (ii) the particular executive officer’s specific experience and responsibilities, and (iii) the performance of each executive officer.  It should be noted, as indicated in the Summary Compensation Table above, that the executive officers received a portion of their salary and the balance was deferred. The base salaries for 2006 were established by the Committee at levels believed to be at or somewhat below competitive amounts paid to executives of companies in the environmental industry with comparable qualifications, experience and responsibilities. During 2006, Dr. Dennis D. Keiser, the Chief Executive Officer of the Company, received a base salary of $104,000, which the Committee believes to be below average for the base salary of chief executive officers with comparable qualifications, experience and responsibilities of other companies in the engineering and mining industry. The base salary of Dr. Jacob D. Dustin was $104,000 and is also below the industry average for his appointment as President and Acting Secretary and Treasurer.

The Company does not provide any retirement, pension, or 401(k) plan for any employees.

Annual Incentives

The bonus program provided for no bonuses in 2006. The Compensation Committee has not yet approved a management bonus plan for 2007.

Long-Term Incentives

The stock option program and employee incentive program are the Company’s long-term incentive plan for executive officers and key employees. The objectives of these programs are to align executive officer compensation and shareholder return, and to enable executive officers to develop and maintain a significant, long-term stock ownership position in the Company’s common stock. In addition, grants of stock options to executive officers and others are intended to retain and motivate executives to improve long-term corporate and stock market performance. Stock options are to be granted at no less than market values on the grant date, and will only have value if the Company’s stock price increases above the grant price.

SUMMARY COMPENSATION TABLE

The following table shows, for each of the two most recent fiscal years ended, compensation awarded or paid to, or earned by the Company’s Chief Executive Officer and its other named most highly compensated executive officers and key employees at June 30, 2007 and the prior year in all capacities.

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	All Other Compen-sation	Total

Dr. Dennis D. Keiser(1)	2007	$ 104,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 104,000
Chief Executive Officer	2006	$ 104,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 104,000

Dr. Jacob D. Dustin (2)	2007	$ 104,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 104,000
President, Chief Operating Officer, and Treasurer	2006	$ 104,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 104,000

Donald J. Kenoyer	2007	$ 104,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 104,000
Vice President, Biomethane Engineering/Construction Management	2006	$ 104,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 104,000

Bradley J. Frazee	2007	$ 104,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 104,000
Vice President, Bio methane Operations and Secretary	2006	$ 104,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 104,000

_______________

 (1)

Mr. Keiser also served as Chairman and President until May 23, 2006.

(2)

Dr. Dustin was appointed to the additional posts of President and Chief Operating Officer on May 23, 2006, and on that date relinquished his position as Secretary.

Stock Options

The Company, on a discretionary basis, may grant options to its executive officers, and key employees under the 2003 Stock Option Plan (the “Plan”). As of June 30, 2007, options to purchase 25,000,000 shares were outstanding with no shares remaining available for grant. There were no grants of options to the four named executive officers made in fiscal year 2006 or 2007.  There were no exercises of options during 2007. The following table provides information concerning fiscal year 2007 outstanding equity awards to the Company’s executive officers and key employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
D. Keiser	1,000,000	-0-	-0-	$0.010	20-Dec-2007	-0-	$-0-	-0-	$-0-
D. Keiser	2,000,000	-0-	-0-	$0.035	31-Dec-2008	-0-	$-0-	-0-	$-0-
J. Dustin	800,000	-0-	-0-	$0.010	20-Dec-2007	-0-	$-0-	-0-	$-0-
J. Dustin	2,000,000	-0-	-0-	$0.035	31-Dec-2008	-0-	$-0-	-0-	$-0-
D. Kenoyer	713,700	-0-	-0-	$0.010	20-Dec-2007	-0-	$-0-	-0-	$-0-
D. Kenoyer	1,500,000	-0-	-0-	$0.035	31-Dec-2008	-0-	$-0-	-0-	$-0-
B. Frazee	627,300	-0-	-0-	$0.010	20-Dec-2007	-0-	$-0-	-0-	$-0-
B. Frazee	1,500,000	-0-	-0-	$0.035	31-Dec-2008	-0-	$-0-	-0-	$-0-
B. Frazee	2,000,000	-0-	-0-	$0.040	30-Aug-2009	-0-	$-0-	-0-	$-0-
B. Frazee	754,100	-0-	-0-	$0.038	13-Jan-2010	-0-	$-0-	-0-	$-0-

(1) All options granted were exercisable as of the option grant dates, which were 5 years prior to Option Exercise Date.

Stock Option Plan

The options issued will expire five years from the date of issue and were all vested 100% at the date of issue. The purchase price payable to exercise an option is set at the fair market value of the Common Stock on the date the option is granted. Payment in full for the number of shares purchased upon the exercise of options is required.

Type of Options: Two types of options may be granted under the Plan: (1) options intended to qualify as incentive stock options under the Internal Revenue Code, and (2) non-qualified stock options not specifically authorized or qualified for preferential federal income tax consequences. Generally, gains on the stock purchased through the exercise of incentive stock options are taxed to the recipient upon the sale of the stock. Gains in respect of non-qualified stock options are taxed upon the exercise of the option.

Administration: The Plan is administered by the Company’s Compensation Committee, which is comprised of directors who are also eligible to participate in the Plan.

Eligibility and Participation:

All employees, including employee directors, directors, and consultants of the Company are eligible to participate in the Plan.

Rights as a Stockholder:  Except as expressly provided in the Plan, the recipient of an option has no rights as a stockholder (such as voting or dividends) with respect to shares covered by the recipient’s option until the date of issuance of a stock certificate for such shares.

Transferability:  During the life of the option holder, any stock option will be exercisable only by the recipient, and will be transferable only by will or the laws of descent and distribution or pursuant to a qualified domestic relations order.

Duration of the Plan:  The Plan is effective until all options have been granted under the Plan or ten years from December 6, 2002, the date the Plan was originally adopted.

Purchase Price:  The purchase price payable to exercise an option is set at the fair market value of the Common Stock on the date the option is granted. Payment in full for the number of shares purchased upon the exercise of options is required.

Basic Terms of Options:  Each option is evidenced by a stock option agreement containing terms and conditions not inconsistent with the provisions of the Plan. The Compensation Committee has discretion to set vesting schedules for options. When vested, options are exercisable in whole or in part upon grant until the option terminates or expires. Vested Non-qualified Stock Options expire within five years of grant and terminate 2 months after termination of employment or one year following the death of the holder.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL STOCKHOLDERS

The following table sets forth information as of September 20, 2007 concerning: (i) each person who is known by Intrepid to own beneficially more than 5% of Intrepid’s outstanding common stock; (ii) each of Intrepid’s executive officers, directors and key employees; and (iii) all executive officers and directors as a group.  Common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of common stock shown

Name and Address of Beneficial Owner	Total Number of Common Shares Beneficially Owned	Percent of Class(1)

Dr. Dennis D. Keiser 501 W. Broadway #200 Idaho Falls, Idaho 83402	10,224,914(2)	4.0%

Dr. Jacob D. Dustin 501 W. Broadway #200 Idaho Falls, Idaho 83402	8,181,001(3)	3.2%

William R. Myers 501 W. Broadway #200 Idaho Falls, Idaho 83402	3,654,782(4)	1.5%

D. Lynn Smith 501 W. Broadway #200 Idaho Falls, Idaho 83402	2,146,754(5)	0.9%

Steven Whitesides 501 W. Broadway #200 Idaho Falls, Idaho 83402	7,105,100(6)	2.8%

David Hawk 501 W. Broadway #200 Idaho Falls, Idaho 83402	0	--

Bradley J. Frazee 501 W. Broadway #200 Idaho Falls, Idaho 83402	4,881,400(7)	2.0%

Donald J. Kenoyer 501 W. Broadway #200 Idaho Falls, Idaho 83402	5,989,701(8)	2.4%

Robert V. Searcy 501 W. Broadway #200 Idaho Falls, Idaho 83402	919,367(9)	0.4%

Mitchell J. Hart 501 W. Broadway #200 Idaho Falls, Idaho 83402	21,000(10)	--
All officers, directors and key employees as a group (nine individuals)	43,124,019(11)	15.0%

__________________________

(1)

Applicable percentage of ownership is based on 245,129,974 shares of common stock outstanding as of September 20 , 2007 , together with securities exercisable or convertible into shares of common stock within 60 days of September 20, 2007, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September

20, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(2)

Dr. Keiser’s beneficial shares include 6,315,822 shares of common stock jointly owned by him and his wife and 909,092 owned by his children, and 3,000,000 shares subject to options exercisable within 60 days.

(3)

Dr. Dustin’s beneficial shares include 3,756,001 shares of common stock owned by him and his wife and 1,625,000 owned by his children, and 2,800,000 shares subject to options exercisable within 60 days.

(4)

Includes 3,369,782 shares of common stock owned by Mr. Myers and 285,000 shares subject to options exercisable within 60 days.

(5)

Includes 1,646,754 shares of common stock owned by Mr. Smith and 500,000 shares subject to options exercisable within 60 days.

(6)

Includes 438,434 shares of common stock owned by Mr. Whitesides and 6,666,666 owned by his dairy business of which he is a co-owner, and 0 shares subject to options exercisable within 60 days.

(7)

Includes 0 shares of common stock owned by Mr. Frazee and 4,881,400 shares subject to options exercisable within 60 days.

(8)

Includes 3,711,001 shares of common stock owned by Mr. Kenoyer and his wife and 2,213,700 shares subject to options exercisable within 60 days and 65,000 shares subject to options exercisable within 60 days issued to his wife.

(9)

Includes 329,367 shares of common stock owned by Mr. Searcy and 590,000 shares subject to options exercisable within 60 days.

(10)

Includes 21,000 shares of common stock owned by Mr. Hart and 0 shares subject to options exercisable within 60 days.

(11)

Includes 28,788,919 shares of common stock and 14,335,100 shares subject to options exercisable within 60 days.

There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors and executive officers file reports with the Securities and Exchange Commission indicating the number of shares of any equity securities they owned when they became a director or officer and after that any changes in their ownership of common stock.  Section 16(a) of the Securities Exchange Act of 1934 requires these reports.  We have reviewed copies of these reports and based on a review of those reports we believe that during the year 2007 all Section 16 recording requirements applicable to our officers and directors were complied with.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None other than reported herein.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements, Schedules and Exhibits

1.  Financial statements and report of Jones Simkins, P.C.

Independent Auditors' Report Jones Simkins, P.C.

Consolidated Balance Sheets – June 30, 2007 and 2006

Consolidated Statements of Operations for the years ended June 30, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements

Consent of Jones Simkins, P.C. for the year ended June 30, 2007

2.  Financial statement schedules

Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

3.  Exhibits

Exhibit No.	Description	Incorporated by Reference from Registrant's
3.1	Articles of Incorporation.	Form 10SB Registration March 22, 2000
3.2	Bylaws.	Form 10SB Registration March 22, 2000
3.3	Amended Articles of Incorporation.	Form 10SB Registration March 22, 2000
3.4	Amended Articles of Incorporation.	Form 10SB Registration March 22, 2000
4.1	Specimen Stock Certificate.	Form 10SB Registration March 22, 2000
10.1	Yellow Pines Resources Agreement.	Form 10SB Registration March 22, 2000
10.2	American Diatomite Agreement.	Form 10SB Registration March 22, 2000
10.3	American Diatomite Agreement.	Form 10-KSB October 20, 2000
10.4	Agreement to Sell and Purchase Mineral Reserves, Real Property and Shares of Common Stock	Form 10-KSB October 15, 2001
10.5	Addendum to Agreement to Sell and Purchase Mineral Reserves, Real Property and Shares of Common Stock	Form 10-KSB October 15, 2001
10.7	2003 Stock Option Plan	Form 14(a) October 24, 2002
10.8	Sale of the Mineral Rights of the Garnet, Montana mine
10.9	The sale of securities through Cornell Capital Partners LP and Newbridge Securities Corporation	Form SB-2 December 17, 2004
10.10	The sale of securities through Cornell Capital Partners LP and Newbridge Securities Corporation	Form SB-2 March 11, 2005
10.11	Issuance on securities under Form S-8 and the Stock Option Plan	Form S-8 June 23, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary and Treasurer
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and Vice-President, Secretary and Treasurer

Amended quarterly report for quarter ended March 31, 2006	Form 10QSB/A July 14, 2006
Amendment to registration statement with Cornell Capital Partners, LP	Form SB-2/A August 16, 2006
Annual report for FYE June 30, 2006	Form 10KSB September 12, 2006
Schedule 14A information	Form DEF 14A October 13, 2006
2006 Consultants’ compensation plan	Form S-8 October 23, 2006
Post-effective amendment #1 to SB-2 registration filing with Cornell Capital Partners, LP	Form POS AM November 11, 2006
Quarterly report for quarter ended September 30, 2006	Form 10QSB November 14, 2006
Post-effective amendment #2 to SB-2 registration filing with Cornell Capital Partners, LP	Form SB-2/A December 13, 2006
Amendment withdrawal request to post-effective amendment #2 to SB-2 registration filing with Cornell Capital Partners, LP	Form AW December 14, 2006
Post-effective amendment #2 to SB-2 registration filing with Cornell Capital Partners, LP	Form POS AM December 14, 2006
Notice of effectiveness	Form EFFECT December 13, 2006
Quarterly report for quarter ended December 31, 2006	Form 10QSB February 14, 2007
Quarterly report for quarter ended March 31, 2007	Form 10QSB May 15, 2007
Form SB-2 registration statement with Cornell Capital Partners, LP	Form SB-2 May 21, 2007
Pre-effective amendment #1 to SB-2 registration filing with Cornell Capital Partners, LP	Form SB-2A August 28, 2007

Reports on Form 8-K

During the fourth quarter ending June 30, 2007 the Company filed one (1) report on Form 8-K

10.6	Iron Mask Mining Company merger agreement with Intrepid Engineering Company and Western Technology and Management, Inc.	Form 8-K April 8, 2002
	Intrepid Technology and Resources, Inc. change of certifying accountants	Form 8-K May 24, 2002
	Amendment to report pro forma financial information on merger filed on Form 8-K April 8, 2002	Form 8-K/A June 11, 2002
	Amendment, Item 7. Letter from accountant and Company correspondence	Form 8-K/A June 20, 2002
	Resignation of Registrant’s Directors and change in management	Form 8-K July 8, 2002
	Resignation of Registrant’s Directors	Form 8-K August 21, 2002
	Amendment to Form 8-K filed on May 24, 2002 for change of certifying accountants. Correction letter of predecessor accountant.	Form 8-K/A September 10, 2002
	Election of Lynn Smith to the Board of Directors and Chairman of the Audit Committee	Form 8-K September 13, 2002
	Letters of Notice to Cure a Default whereby a deed was not transferred for mineral rights purchased in the Iron Mask Mining Company merger	Form 8-K February 6, 2003
	Amendment to Form 8-K filed on April 8, 2002 for the merger with Iron Mask Mining Company. Change of Accounting acquirer	Form 8-K/A February 19, 2004
	Item 5. Other, that the Company will apply FASB 121 Impairment of Long Lived assets to those purchased in the merger of March 2002	Form 8-K April 6, 2004

The acquisition of the Wright Oil and Broadway Ford natural gas joint venture fueling station in Idaho	Form 8-K April 26, 2004
The Company completed the Purchase Agreement for 33% of the Magic Valley Energy Coalition, now a wholly owned subsidiary	Form 8-K May 19, 2004
Earnings Release for the quarter ending March 31, 2004	Form 8-K May 19, 2004
Amendment 4, to correct the income and include the transaction costs of the merged companies, IMKG, WTM, & IES	Form 8-K/A June 15, 2004
Amended to include the historical, pro forma, and other required financial statements for the purchase of Wright Oil and Broadway Ford	Form 8-K/A July 16, 2004
Entered a Standby Equity Distribution Agreement and a Securities Purchase Agreement with Cornell Partners LP	Form 8-K October 19, 2004
Entered a Securities Purchase Agreement with Cornell Partners LP	Form 8-K December 13, 2004
Amended Articles of Incorporation	Form 8-K December 21, 2004
Appointment of a new director to the board	Form 8-K January 14, 2005
Entered into a termination agreement with Cornell Capital Partners LP	Form 8-K January 28, 2005
Entered into a termination agreement for the Standby Equity Distribution Agreement with Cornell Capital Partners LP and unregistered sales of securities thereto agreed	Form 8-K March 10, 2005
Change of certifying public accountant	Form 8-K July 11, 2005
Entry into a material definitive agreement – tax exempt bond issue	Form 8-K November 9, 2006
Departure of a member of the board	Form 8-K December 6,2006
Entry into a material definitive agreement with Cornell Capital Partners LP	Form 8-K March 23, 2007
Appointment of a new director to the board	Form 8-K March 27, 2007
Entry into a material definitive agreement with Cornell Capital Partners LP	Form 8-K May 21, 2007
Appointment of a new director to the board	Form 8-K September 11, 2007

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Committee

The Audit Committee of the Company is responsible for assisting the Board in monitoring the integrity of the financial statements of the Company. Management is responsible for the Company’s internal controls and the financial reporting process. The external auditor is responsible for performing an independent audit of the Company’s financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The committee’s responsibility is to monitor and oversee these processes. As part of its activities, the committee:

1.   reviewed and discussed with management the audited financial statements of the Company;

2.  discussed with the independent auditors the matters required to be communicated under Statement and Auditing Standards No. 61 (Communications with Audit Committees);

3.  received the written disclosures and letter from the independent auditors required by Independent Standards Board Standard No. 1 (Independent’s Discussion with Audit Committee); and

4.    discussed with independent auditors their independence.

Based on the review and discussions referred to above, the committee recommended to the Board of Directors that the audited financial statements of the Company for the year end of June 30, 2005, be included in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission.

The Audit Committee of the Company consists of the following members:

•

D. Lynn Smith, Chairman

•

David Hawk

•

William R. Myers

•

Steven Whitesides

Audit Fees

The Audit Committee of the Board of Directors has appointed Jones Simkins PC as independent auditors to audit the financial statements of the Company for the year ended June 30, 2007. Jones Simkins PC has also examined the financial statements of the Company for the fiscal year ended June 30, 2006.

The aggregate fees billed to us by Jones Simkins PC for the audit of our financial statements and all amendments for the fiscal years ended June 30, 2007 and 2006, and for reviews of financial statements included in our quarterly reports on Form 10-QSB and amendments thereto, for the fiscal years 2007 and 2006, respectively are shown in the table below:

	Audit Fees		Tax Fees		Consulting or Other Fees
Auditor	2007	2006	2007	2006	2007	2006
Jones Simkins PC	$ 37,190	$ 30,918	-0-	-0-	$ 12,181	$ 2,265

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference of our financial statement audit report dated September 17, 2007, appearing in this Annual Report on Form 10-KSB of Intrepid Technology and Resources, Inc. for the year ended June 30, 2007.

JONES SIMKINS, P.C.

Logan, Utah

September 20, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: September 20, 2007	By: /s/ Dr. Dennis D. Keiser, Chief Executive Officer, Acting Chief Financial Officer

Date: September 20, 2007	By: /s/ Dr. Jacob D. Dustin, President, Acting Secretary and Treasurer