Form 10QSB
period 2007-09-30
INTREPID TECHNOLOGY & RESOURCES, INC.
filed 2007-11-13
CIK 1083742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2007

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

246,773,820 shares of common stock, $0.005 par value per share, as of November 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes __ No X

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item	2.	Management’s Discussion and Analysis………………………………………………………	10
		Results of Operations…………………………………….……………….……………………	10
		Capital Resources and Liquidity……………………….……………….……………………...	13
Item	3.	Controls and Procedures……………………………….……………….……………………...	15

Part II - OTHER INFORMATION

Item	1.	Legal Proceedings………………………………….……………….………………………….	16
Item	2.	Changes in Securities………………………………….……………….………………………	16
Item	3.	Defaults Upon Senior Securities………………………………….……………………………	16
Item	4.	Submission of Matters to a Vote of Security Holders…………………………………………	16
Item	5.	Other Information………………………………….……………….………………………….	16
Item	6.	Exhibits. ……………………………………………………………………………………….	16
		Signature Page………………………………….……………….…………..............................	17

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
	September 30	June 30
	2007	2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$491,788	$1,414,831
Restricted cash	649,328	1,003,290
Accounts receivable, net	26,667	18,546
Inventories	29,152	24,647
Prepaid expenses	5,111	11,483
Other assets	3,380	3,380
Total current assets	1,205,426	2,476,177

Property, plant, and equipment, net	11,249,655	10,354,972
Debt issuance costs, net	1,330,548	1,379,157
Restricted cash	764,000	764,000
Other assets	42,300	42,300
Total assets	$14,591,929	$15,016,606

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,950,711	$1,866,109
Accrued expenses	833,247	621,337
Total current liabilities	2,783,958	2,487,446

Long-term liabilities:
Accrued interest payable	149,301	69,904
Long-term debt	8,423,477	8,149,163
Embedded derivative liability	2,662,798	3,073,004
Total long-term liabilities	11,235,576	11,292,071
Total liabilities	14,019,534	13,779,517

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value; 5,000,000 shares
authorized, no shares issued and outstanding.	-	-
Common stock, $.005 par value; 350,000,000 shares
authorized, 245,129,972 and 244,482,281 shares
issued and outstanding respectively.	1,225,650	1,222,411
Additional paid-in capital	9,823,082	9,795,321
Stock subscription receivable	(16,200)	(16,200)
Accumulated deficit	(10,460,137)	(9,764,443)
Total stockholders' equity	572,395	1,237,089
Total liabilities and stockholders' equity	$14,591,929	$15,016,606

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2007 and 2006

	2007	2006

Revenues, net	$25,976	$149,253
Costs of revenues	425,328	61,283

Gross profit (loss)	(399,352)	87,970

Operating expenses:
General and administrative	199,387	342,773
Research and development	-	45,097

Loss from operations	(598,739)	(299,900)

Other income (expense):
Interest income	21,115	4,010
Interest expense	(528,276)	(4)
Gain on embedded derivative liability, net	410,206	-

Loss before provision for
income taxes	(695,694)	(295,894)

Provision for income taxes	-	-

Net loss	$(695,694)	$(295,894)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares - basic and diluted	245,077,000	238,246,000

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(695,694)	$(295,894)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock compensation expense	31,000	31,000
Depreciation	93,438	15,724
Amortization of debt issuance costs	67,088	-
Accretion-debenture interest expense	274,314	-
Gain on embedded derivative liability	(410,206)	-
Accounts receivable	(8,121)	12,970
Inventory	(4,505)	-
Prepaid expenses	6,372	7,763
Other assets	-	300
Increase (decrease) in:
Accounts payable	125,174	37,197
Accrued expenses	224,941	1,638
Net cash used in operating activities	(296,199)	(189,302)

Cash flows from investing activities:
Purchases of property and equipment	(216,518)	(487,455)
Reduction of A/P for purchases of P&E	(657,638)	-
Net cash used in investing activities	(874,156)	(487,455)

Cash flows from financing activities:
Payments on note payable	-	(225,000)
Increase in debt issuance costs	(5,491)	(26,739)
Reduction of A/P for increases in debt issuance costs	(101,159)	-
Issuance of common stock	-	472,125
Common stock offering costs	-	(24,500)
Net cash provided by (used in) financing activities	(106,650)	195,886
Net decrease in cash	(1,277,005)	(480,871)
Cash, beginning of period	3,182,121	716,203
Cash, end of period	$1,905,116	$235,332

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments, which consist of normal and recurring adjustments necessary for fair presentation, have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-KSB for the year ended June 30, 2007, as filed with the Securities and Exchange Commission.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which authorize the grant of stock options to eligible employees and directors. Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. The statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. There were no option grants during the quarters ended September 30, 2007 and 2006. Prior to July 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost was recognized in the financial statements prior to 2007 for options granted to employees, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

Principles of Consolidation

The consolidated financial statements include the accounts of Intrepid Technology and Resources, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Note 2 – Going Concern

As of September 30, 2007, the Company has incurred a loss and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has partially mitigated the going concern as a result of obtaining bond financing for the construction of its plant and equipment and entering into an agreement with YA Global Investments, L.P.

Note 3 – Restricted Cash

Cash restricted in accordance with bond covenants is as follows:

	September 30	June 30
	2007	2007
Undistributed funds held for construction costs	$14,636	$-
Debt service reserve	764,000	764,000
Interest coverage reserve	278,290	278,290
Operating coverage reserve	356,402	725,000
	1,413,328	1,767,290

Less current portion	(649,328)	(1,003,290)
	$764,000	$764,000

Note 4 – Long-term Debt

Long-term debt consists of the following:

	September 30	June 30
	2007	2007
Solid Waste Disposal Revenue Bonds issued through the Industrial Development Corporation of Gooding County, Idaho. The bonds total $7,640,000, accrue interest at 7.5%, are secured by all assets of ITR Biogas, LLC, and are due on November 1, 2024.	$7,640,000	$7,640,000
Convertible debenture payable to YA Global Investors, L.P. of $3,500,000 bearing interest at 9% due on May 22, 2010, net of warrants discount of $540,222 and $594,722, respectively, and embedded derivative discount of $2,176,301 and $2,396,115, respectively.	783,477	509,163
	8,423,477	8,149,163

Less current portion of long-term debt	-	-
	$8,423,477	$8,149,163

Note 5 – Convertible Debenture, Warrant, and Embedded Derivative to YA Global Investments, L.P. (FKA Cornell Capital Partners, L.P.)

Accretion expense related to the Warrant discount and the embedded derivative discount at September 30, 2007 is as follows:

2007
Warrant	$54,500
Embedded derivatives	219,814

$274,314

The embedded derivative liability consists of the following:

2007
Fair value at June 30, 2007	$3,073,004
Less gain on period end revaluation	(410,206)

$2,662,798

Note 6 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the three months ended September 30, 2007 and 2006, are approximately as follows:

	2007	2006
Interest	$10,662	$5,568
Income taxes	-	-

During the three months ended September 30, 2007, the Company:

•

Acquired property, plant, and equipment in exchange for an increase in accounts payable of $705,237.

•

Increased capitalized debt issuance cost in exchange for an increase in accounts payable of $12,988.

•

Capitalized accrued interest of $66,366.

During the three months ended September 30, 2006, the Company:

•

Reclassified $57,000 of prepaid expense to property, plant, and equipment.

•

Acquired property, plant, and equipment in exchange for an increase in the note payable of $415,482.

Note 7 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The Company has filed income tax returns in the U.S. federal jurisdiction and in states in which it operates. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for fiscal years beginning prior to July 1, 2003.

The Company adopted the provisions of FIN 48 on July 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the quarters ended September 30, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at September 30, 2007.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under Legal Proceedings, and the discussion below.  When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements.  The following discussion should be read in conjunction with audited consolidated financial statements and the notes filed thereto on Form 10-KSB with the U.S. Securities and Exchange Commission for the year ending June 30, 2007.

RESULTS OF OPERATIONS

Revenue

Revenue for the quarter ended September 30, 2007, decreased 83% to $25,976 compared to $149,253 for the same period in 2006.  This decrease was mainly the result of decreased sales of contracted “work for others” over the corresponding periods of one year ago. The quarter ending September 30, 2006 also included a $50,000 grant from the Idaho Department of Water Resources.

The Company’s first biogas plant in Rupert, Idaho, is producing 99+% purity natural gas on a consistent basis; and the independent, third party gas testing phase will be complete in December.  The second plant in Wendell, Idaho, is in the start-up phase and will produce gas of the same quality and approximately 30% more volume than the Rupert facility. The Company has a 15-year Supply and Purchase Agreement in place with the local gas utility for the balance of gas being produced at the plants.  The utility is currently making necessary arrangements to receive this gas into their distribution system for commercial sale.

Direct Operating Costs

Direct operating costs for the three months ending September 30, 2007 and 2006, were $425,328 and $61,283, respectively.  The direct operating costs increased due to costs for operating the Company-owned plants.  Revenue and operating costs will both increase (though operating costs will decrease as a percentage of revenue) once the Company is able to start consistent delivery of gas, horticultural fiber, and carbon offset credits to the marketplace.   Gas sales revenues should start in the 2nd fiscal quarter of FYE 2008 with the completion of the mandatory, independent third party quality acceptance testing; and should significantly increase during the 3rd quarter as the second production plant achieves full production capacity.

Gross Profit

The Company had a gross profit (loss) of ($399,352) for the quarter ended September 30, 2007, compared to a gain of $87,970 the prior year.  The decrease in gross profit resulted from the direct operating costs associated with start-up of Company-owned production plants without corresponding revenues.

General and Administrative and Research and Development Expenses

General and administrative (G&A) and Research and Development expenses were $199,387 and $387,870 for the quarters ending September 30, 2007 and 2006, respectively.

Over the last two fiscal years, the Company incurred large costs for the construction, start-up, and operations of the Company’s Whitesides Biogas Plant; and over the last fiscal year for the design, permitting, and construction of the new WestPoint Biogas Plant.  Only those costs allowed by generally accepted accounting principles have been capitalized in that effort.  All other costs have been expensed for establishing the biogas business operating plan, including research in the biofuels markets, development of operations, maintenance procedures, process improvement measures, and seeking investment capital and source financing. Research and development costs have reduced significantly as we have shifted from R&D and construction to plant operations.

Interest Income

For the quarters ended September 30, 2007 and 2006, the Company received interest income of $21,115 and $4,010 respectively. Most of the 2007 interest income was on restricted cash bond funds.

Interest Expense

Interest expense for the quarters ended September 30, 2007 and 2006 was $528,276 and $4 respectively. The 2007 expense was for interest accrued on the bonds and the YA Global debenture.

Gain on Embedded Derivative Liability

The Company recognized a gain of $410,206 on the embedded derivative liability for the quarter ended September 30, 2007.

Net Loss

For the three months ended September 30, 2007 and 2006, the Company had net losses of ($695,694) and ($295,894) respectively. The change is due to start-up plant operating costs without corresponding revenue and increased interest expense.

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
• Maintain equity positions in biogas projects;
• Begin operations in known territory (Idaho), and expand into other western states as resources permit;
• Maximize the utilization of our public company status in the financing of our projects;
• Market biogas products to local gas utilities, industrial users, and transportation users;
• Team with experienced companies for the marketing and distribution of biogas products.

DEVELOPMENT PLAN

The Company will design, construct, own (and in select situations, co-own), and operate production facilities consistent with the business model described above.

The centerpiece of this development plan is digestion technology that produces biogas with a higher concentration of methane than competing processes.  This technology has a successful 7-year operational history and has been demonstrated with both cow and swine waste.

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

The Development Plan involves discrete projects that will ultimately bring 250,000 Magic Valley dairy cows under production to create the “Magic Valley Biogas Field” in the Magic Valley area of south-central Idaho.  The first project is essentially complete with the two plants described above.  The total combined capital investment for this first phase of the project was $10 million and was financed via a combination of 50% debt (tax-exempt municipal revenue bond) and 50% equity (public shareholder).  The second phase of the project will be phased and ultimately involve 60,000 cows.

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

At the present time the Company does not anticipate paying dividends, cash or otherwise, on it’s Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.  The Company believes that the terms of the Settlement Agreement relative to divestiture of its mining and mineral rights of the Garnett mine in Montana have the potential to provide moderate future working capital. The Company was able to successfully obtain bond financing under a State of Idaho approved bond inducement resolution during the past year; conclusively demonstrating its ability to attract outside investment capital.  The Company continues to seek other investment capital to support future projects and the existing and ongoing Company operations.

CAPITAL RESOURCES AND LIQUIDITY

As the Company expands into the biofuels business, it will face continuing challenges to finance growth.  This is particularly true of further development of the Magic Valley bio-gas field.  In addition to capital expenditures for the first two digester facilities, financing resources are needed to support operations.  The Company has made reasonable efforts to meet cash flow demands from ongoing operations but the Company may not always be able to obtain sufficient funds to satisfy the Company’s working capital or other capital needs.  The Company finished the quarter ended September 30, 2007 with available cash of $491,788 and restricted cash of $1,413,328 compared to available cash of $1,414,831 and restricted cash of $1,767,290 at June 30, 2007.  The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock.  The Company plans to use any additional funding to cover operating and developments costs.

As of September 30, 2007, the Company had negative working capital of ($1,578,532) and a current ratio of .43:1 compared to a deficit of ($11,269) and a current ratio of .99:1 as of June 30, 2007.

During the three months ended September 30, 2007, the Company used net cash of $296,199 for operating activities compared to $189,302 of net cash used in operating activities for the 2006 period.

During the three months ended September 30, 2007, the Company used $874,156 in investing activities, primarily in biogas generating facility construction costs, compared to $487,455 used in the prior year period.

During the three months ended September 30, 2007, financing activities used $106,650 in net cash compared to $195,886 provided during the quarter ended September 30, 2006.

Seasonal Changes.

The Company’s operating revenue is generally not affected by seasonal changes.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48.  As of July 1, 2007, we adopted FIN48.

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

Our success will largely depend on our ability to develop and implement the anaerobic digester biogas projects and generate energy and gas for sale.  We will respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. However, we cannot predict if we will be effective or succeed in the development of the biofuels and renewable energy markets.  If we are unable for technical, legal, financial, or other reasons, to adapt in a timely manner to develop and operate in the biofuels market, our business, results of operations and financial condition could be materially adversely affected.

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

(b)

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting during the last fiscal year that have has materially affected or could materially affect these internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Registrant's
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary and Treasurer
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and Vice-President, Secretary and Treasurer
	Annual report for year end June 30, 2007	Form 10-KSB September 21, 2007
	Pre-effective amendment #2 to SB-2 registration filing with YA Global Investments, L.P.	Form SB-2/A October 2, 2007
	Notice of Effectiveness pre-effective amendment #2 to SB-2 registration filing with YA Global Investments, L.P.	Form EFFECT October 16, 2007
	Entry into a material definitive agreement with YA Global Investments, L.P.	Form 8-K October 16, 2007
	Prospectus	Form 424B3 October 16, 2007
	Preliminary 14A Proxy Statement	Form Pre14A October 19, 2007
	Definitive 14A Proxy Statement	Form Def 14A October 30, 2007
	Appointment of a new director to the board	Form 8-K November 6, 2007
	Resignation of CEO	Form 8-K November 7, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: November 12, 2007	By: /s/ Dr. Jacob D. Dustin, President & Acting Chief Financial Officer

Date: November 12, 2007	By: /s/ Bradley J. Frazee, Vice President & Secretary