Form 10QSB
period 2007-12-31
INTREPID TECHNOLOGY & RESOURCES, INC.
filed 2008-02-14
CIK 1083742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended December 31, 2007

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

278,748,861 shares of common stock, $0.005 par value per share, as of February 12, 2008.

Transitional Small Business Disclosure Format (check one): Yes __ No X

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item	2.	Management’s Discussion and Analysis………………………………………………………	10
		Results of Operations…………………………………….……………….……………………	10
		Capital Resources and Liquidity……………………….……………….……………………...	13
Item	3.	Controls and Procedures……………………………….……………….……………………...	15

Part II - OTHER INFORMATION

Item	1.	Legal Proceedings………………………………….……………….………………………….	16
Item	2.	Changes in Securities………………………………….……………….………………………	16
Item	3.	Defaults Upon Senior Securities………………………………….……………………………	16
Item	4.	Submission of Matters to a Vote of Security Holders…………………………………………	16
Item	5.	Other Information………………………………….……………….………………………….	17
Item	6.	Exhibits. ……………………………………………………………………………………….	17
		Signature Page………………………………….……………….…………..............................	18

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2007	2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$275,754	$1,414,831
Restricted cash	15,319	1,003,290
Accounts receivable, net	16,361	18,546
Inventories	41,700	24,647
Prepaid expenses	9,009	11,483
Other assets	3,714	3,380

Total current assets	361,857	2,476,177

Property, plant, and equipment, net	11,472,767	10,354,972
Debt issuance costs, net	1,282,471	1,379,157
Restricted cash	764,000	764,000
Other assets	42,300	42,300

Total assets	$13,923,395	$15,016,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,189,450	$1,866,109
Accrued expenses	689,366	621,337

Total current liabilities	2,878,816	2,487,446

Long-term liabilities:
Accrued interest payable	225,851	69,904
Long-term debt	8,598,373	8,149,163
Embedded derivative liability	2,029,934	3,073,004

Total long-term liabilities	10,854,158	11,292,071

Total liabilities	13,732,974	13,779,517

Commitments and contingencies	$-	$-

Stockholders' equity:
Preferred stock, $1 par value; 5,000,000 shares
authorized, no shares issued and outstanding.	-	-
Common stock, $.005 par value; 350,000,000 shares	1,305,334	1,222,411
authorized, 261,066,718 and 244,482,281 shares
issued and outstanding, respectively.
Additional paid-in capital	10,092,602	9,795,321
Stock subscription receivable	(16,200)	(16,200)
Accumulated deficit	(11,191,315)	(9,764,443)

Total stockholders' equity	190,421	1,237,089

Total liabilities and stockholders' equity	$13,923,395	$15,016,606
The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues, net	$22,843	47,310	48,819	196,563
Costs of revenues	453,077	28,113	878,405	89,396

Gross profit (loss)	(430,234)	19,197	(829,586)	107,167

Operating expenses:
General and administrative	247,545	549,259	446,932	892,032
Research and development	-	18,756	-	63,853

Loss from operations	(677,779)	(548,818)	(1,276,518)	(848,718)

Other income (expense):
Interest income	11,555	3,568	32,670	7,578
Interest expense	(559,822)	(12,997)	(1,088,098)	(13,001)
Gain on disposition of assets	250	-	250	-
Gain on embedded derivative liability	494,618	-	904,824	-

Loss before provision for
income taxes	(731,178)	(558,247)	(1,426,872)	(854,141)

Provision for income taxes	-	-	-	-

Net loss	$(731,178)	(558,247)	(1,426,872)	(854,141)
Net loss per common share -
basic and diluted	$-	-	(0.01)	-

Weighted average common
shares - basic and diluted	250,318,000	241,495,000	247,698,000	239,825,000

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(1,426,872)	$(854,141)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock compensation expense	101,248	110,199
Depreciation	216,290	26,250
Gain on disposal of assets	(250)	-
Amortization of debt issuance costs	136,239	12,926
Accretion-debenture interest expense	545,951	-
Gain on embedded derivative liability	(904,824)	-
(Increase) decrease in:
Accounts receivable	2,185	48,252
Inventory	(17,053)	-
Prepaid expenses	2,474	(10,718)
Other assets	(334)	(1,135)
Increase (decrease) in:
Accounts payable	188,924	(44,579)
Accrued expenses	109,860	96,327

Net cash used in operating activities	(1,046,162)	(616,619)

Cash flows from investing activities:
Purchases of property and equipment	(342,366)	(1,779,130)
Reduction of A/P for purchases of P&E	(631,870)	-

Net cash used in investing activities	(974,236)	(1,779,130)

Cash flows from financing activities:
Proceeds from long-term debt	-	7,640,000
Payments on note payable	-	(1,434,498)
Increase in debt issuance costs	(5,491)	(791,228)
Reduction of A/P for increases in debt issuance costs	(101,159)	-
Issuance of common stock	-	496,025
Common stock offering costs	-	(24,500)

Net cash provided by (used in) financing activities	(106,650)	5,885,799

Net increase (decrease) in cash	(2,127,048)	3,490,050

Cash, beginning of period	3,182,121	716,203

Cash, end of period	$1,055,073	$4,206,253

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Stock-Based Compensation

The Company has stock-based employee compensation plans, which authorize the grant of stock options to eligible employees and directors. Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. The statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. There were no option grants during the six months ended December 31, 2007 and 2006. Prior to July 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost was recognized in the financial statements prior to 2007 for options granted to employees, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

Principles of Consolidation

The consolidated financial statements include the accounts of Intrepid Technology and Resources, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Note 2 – Going Concern

As of December 31, 2007, the Company has incurred a loss and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While activities continue to obtain additional financing, there can be no full assurance that such funds will be available to the Company nor that these efforts will be successful.

Note 3 – Restricted Cash

Cash restricted in accordance with bond covenants is as follows:

	December 31	June 30
	2007	2007
Undistributed funds held for construction costs	$15,319	$-
Debt service reserve	764,000	764,000
Interest coverage reserve	-	278,290
Operating coverage reserve	-	725,000
	779,319	1,767,290

Less current portion	(15,319)	(1,003,290)
	$764,000	$764,000

Note 4 – Long-term Debt

Long-term debt consists of the following:

	December 31	June 30
	2007	2007
Solid Waste Disposal Revenue Bonds issued through the Industrial Development Corporation of Gooding County, Idaho. The bonds total $7,640,000, accrue interest at 7.5%, are secured by all assets of ITR Biogas, LLC, and are due on November 1, 2024.	$7,640,000	$7,640,000

Convertible debenture payable to YA Global Investors, L.P. of $3,275,000 and $3,500,000, respectively bearing interest at 9% due on May 22, 2010, net of warrants discount of $485,722 and $594,722, respectively, and embedded derivative discount of $1,830,905 and $2,396,115, respectively.	958,373	509,163
	8,598,373	8,149,163

Less current portion of long-term debt	-	-
	$8,598,373	$8,149,163

Note 5 – Convertible Debenture, Warrant, and Embedded Derivative to YA Global Investments, L.P. (FKA Cornell Capital Partners, L.P.)

Accretion expense related to the Warrant discount and the embedded derivative discount at December 31, 2007 is as follows:

2007
Warrant	$109,000
Embedded derivatives	436,951

$545,951

The embedded derivative liability consists of the following:

2007
Fair value at June 30, 2007	$3,073,004
Less gain on period end revaluation	(904,824)
Reduction due to conversion of debt	(138,246)

$2,029,934

Note 6 - Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the six months ended December 31, 2007 and 2006, are approximately as follows:

	2007	2006
Interest	$297,162	$58,684
Income taxes	-	-

During the six months ended December 31, 2007, the Company:

•

Acquired property, plant, and equipment in exchange for an increase in accounts payable of $877,353.

•

Increased capitalized debt issuance cost in exchange for an increase in accounts payable of $34,062.

•

Capitalized accrued interest of $114,116.

•

Issued 4,332,391 shares of common stock for a decrease in accounts payable of $43,969.

•

Issued 9,507,203 shares of common stock due to the conversion of $225,000 of the convertible debenture.  As a result of this conversion, additional paid-in capital was increased by $9,987.  The embedded derivative liability was decreased by $138,246, and the embedded derivative discount was decreased by $128,259.

During the six months ended December 31, 2006, the Company:

•

Reclassified $57,000 of prepaid expense to property, plant, and equipment.

•

Acquired property, plant, and equipment in exchange for an increase in the note payable of $878,234.

•

Acquired property, plant, and equipment in exchange for an increase of accounts payable of $826,854.

•

Capitalized accrued interest of $95,500.

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

The Company adopted the provisions of FIN 48 on July 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the six months ended December 31, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at December 31, 2007.

Note 8 – Subsequent Events

On January 2, 2008, the Company entered into a Letter Agreement with YA Global Investments pursuant to which the Company agreed to reduce the exercise price of 15,000,000 warrants from $0.055 to $0.010 per share in exchange for YA Global Investments exercising such 15,000,000 warrants at an aggregate exercise price of $150,000.  Notice of this agreement was filed January 4, 2008 on Form 8-K “Entry into a Material Definitive Agreement” and on Form 424B3 “Prospectus Supplement No. 1”.  As of January 31, 2008, all 15,000,000 warrants have been exercised and the Company has received $150,000.

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

RESULTS OF OPERATIONS

Revenue

Revenue for the quarter ended December 31, 2007, decreased 52% to $22,843 compared to $47,310 for the same period in 2006. Revenue for the six months ended December 31, 2007 decreased 75% to $48,819 from $196,563 for the same six months ended December 31, 2006.  This decrease was mainly the result of decreased sales of contracted “work for others” over the corresponding periods of one year ago. The quarter ending September 30, 2006 also included a $50,000 grant from the Idaho Department of Water Resources.

The Company’s first biogas plant in Rupert, Idaho, is producing 99+% purity natural gas on a consistent basis; and the independent, third party gas sample testing phase was completed in December.  The second plant in Wendell, Idaho, is in the start-up phase and will produce gas of the same quality and approximately 30% more volume than the Rupert facility. The Company has a 15-year Supply and Purchase Agreement in place with the local gas utility for the balance of gas being produced at the plants.  The utility is currently making necessary arrangements to receive this gas into their distribution system for commercial sale.

Direct Operating Costs

Direct operating costs for the three months ending December 31, 2007 and 2006, were $453,077 and $28,113, respectively. For the six months ended December 31, 2007, direct operating costs increased to $878,405 from $89,396 for the same period in 2006. The direct operating costs increased due to costs for operating the Company-owned plants.  Revenue and operating costs will both increase (though operating costs will decrease as a percentage of revenue) once the Company is able to start consistent delivery of gas, horticultural fiber, and carbon offset credits to the marketplace.   Gas sales revenues should start in the 3rd fiscal quarter of FYE 2008, and should significantly increase during the 4th quarter as the second production plant achieves full production capacity.

Gross Profit

The Company had a gross profit (loss) of ($430,234) for the quarter ended December 31, 2007, compared to a gain of $19,197 the prior year.  For the six months ended December 31, 2007, the Company had a gross profit (loss) of ($829,586) compared to a gain of $107,167 for the same period in 2006.  The decrease in gross profit resulted from the direct operating costs associated with start-up of Company-owned production plants without corresponding revenues.

General and Administrative and Research and Development Expenses

For the three months ended December 31, 2007, General & Administrative and Research & Development expenses were $247,545 compared to $568,015 for the same period ending December 31, 2006. For the six months ended December 31, General & Administrative and Research & Development expenses were $446,932 and $955,885 for 2007 and 2006, respectively.

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

Interest Income

For the three and six months ended December 31, 2007, the Company received interest income of $11,555 and $32,670, respectively.  For the three and six months ended December 31, 2006, the Company received interest income of $3,568 and $7,578, respectively. Most of the 2007 interest income was on restricted cash bond funds.

Interest Expense

For the three months ended December 31, 2007, the Company had interest expense of $559,822 compared to $12,997 for the same period ending December 31, 2006.  For the six months ended December 31, 2007, the Company had interest expense of $1,088,098 compared to $13,001 for the same period in 2006. Of the expense for the six months ended December 31, 2007, $682,191 is amortization of historical costs and will not involve future cash outlays. The 2007 expense was for interest accrued on the bonds and the YA Global debenture.

Gain on Embedded Derivative Liability

For the three and six months ended December 31, 2007, the Company recognized gains on the YA Global Embedded Derivative Liability of $494,618 and $904,824, respectively. The Company recognized no gains or losses for the same periods in 2006.

Net Loss

For the three months ended December 31, 2007, the Company had a net loss of $731,178 compared to a net loss of $558,247 for the same period in 2006.  For the six months ended December 31, 2007, the Company had a net loss of $1,426,872 compared to a net loss of $854,141 for the same period in 2006. The change is due to start-up plant operating costs without corresponding revenue and increased interest expense.

MANAGEMENT'S PLAN OF OPERATION

In the past, providing engineering and technical services has been the primary source of revenue.  The Company expects to continue providing such services in the future, but with a shift in emphasis toward providing consulting services to 3rd party developers of biofuels projects.  In FYE 2008, the Company will expand its efforts to become a significant producer and distributor of biogas products and a facilities service provider. The following discussion provides an overview of our progress in making the transition.

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

Our goal is to become the premier biogas company in the United States.  Our approach is to use superior technology and know-how to convert manure waste from dairy and feedlot operations into high BTU biogas and high quality horticultural-grade fiber.  The biogas is further processed to produce (1) pipeline quality gas for sale to a gas utility, marketing and distribution company, or industrial end user; (2) combustion gas to fuel boilers for processing materials; (3) liquid natural gas for transportation fuel, peaking, and/or remote community service; and, eventually, (4) hydrogen to energize fuel cells for transportation and distributed or non-distributed energy sources.  Our range of services include:

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

The Development Plan involves discrete projects that will ultimately bring 250,000 Magic Valley dairy cows under production to create the “Magic Valley Biogas Field” in the Magic Valley area of south-central Idaho.  The first project is essentially complete with the two plants described above.  The total combined capital investment for this first phase of the project was $11.5 million and was financed via a combination of 50% debt (tax-exempt municipal revenue bond) and 50% equity (public shareholder).  The second phase of the project will be phased and ultimately involve 60,000 cows.

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

At the present time the Company does not anticipate paying dividends, cash or otherwise, on it’s Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.  The Company believes that the terms of the Settlement Agreement relative to divestiture of its mining and mineral rights of the Garnett mine in Montana have the potential to provide moderate future working capital. The Company was able to successfully obtain bond financing under a State of Idaho approved bond inducement resolution during the past eighteen months; conclusively demonstrating its ability to attract outside investment capital.  The Company continues to seek other investment capital to support future projects and the existing and ongoing Company operations.

CAPITAL RESOURCES AND LIQUIDITY

As the Company expands into the biofuels business, it will face continuing challenges to finance growth.  This is particularly true of further development of the Magic Valley bio-gas field.  In addition to capital expenditures for the first two digester facilities, financing resources are needed to support operations.  The Company has made reasonable efforts to meet cash flow demands from ongoing operations but the Company may not always be able to obtain sufficient funds to satisfy the Company’s working capital or other capital needs.  The Company finished the six months ended December 31, 2007 with available cash of $275,754 and restricted cash of $779,319 compared to available cash of $1,414,831 and restricted cash of $1,767,290 at June 30, 2007.  The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock.  The Company plans to use any additional funding to cover operating and developments costs.

As of December 31, 2007, the Company had negative working capital of ($2,516,959) and a current ratio of 0.13:1 compared to a deficit of ($11,269) and a current ratio of 0.99:1 as of June 30, 2007.

During the six months ended December 31, 2007, the Company used net cash of $1,046,162 for operating activities compared to $616,619 of net cash used in operating activities for the 2006 period.

During the six months ended December 31, 2007, the Company used $974,236 in investing activities, primarily in biogas generating facility construction costs, compared to $1,779,130 used in the prior year period.

During the six months ended December 31, 2007, financing activities used $106,650 in net cash compared to $5,885,799 provided during the six months ended December 31, 2006.

Seasonal Changes.

The Company’s operating revenue is generally not affected by seasonal changes.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48.  We adopted FIN48 as of July 1, 2007.

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

Available cash resources may not be sufficient to meet our anticipated working capital and capital expenditure requirements if the biogas facilities do not produce sufficient revenues for at least 12 months. It may become necessary to raise additional funds to respond to business contingencies, which could include the need to:

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

As of the date of this filing, no changes have been made regarding the approved adjustments of capital stock discussed in ITEM 4 below.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on December 7, 2007. On the Record Date of October 8, 2007, there were 245,847,896 shares of common voting stock.  At the meeting, John W. Brockage, Jacob D. Dustin, Mitchell J. Hart, David H. Hawk, Dennis D. Keiser, William R Myers, D. Lynn Smith, and Steven Whitesides were elected to serve as directors of the Company for the next year.

The following adjustments to the Company’s stock were also approved:

1.

a 100-for-1 reverse stock split and a corresponding reduction of the Company’s authorized shares of common stock from 350,000,000 shares to 3,500,000 shares;

2.

an increase in the number of the Company’s post-split authorized shares of common stock from 3,500,000 shares to 25,000,000 shares; and

3.

an elimination of the Company’s previously authorized shares of preferred stock.

The appointment of Jones Simkins PC as independent auditors for the year ending June 30, 2008 was ratified.

The voting on such items was as follows:

(1) Election of Directors.

Director’s Name	For
John W. Brockage	164,332,126
Jacob D. Dustin	167,591,642
Mitchell J. Hart	167,942,808
David H. Hawk	162,042,088
Dennis D. Keiser	156,830,993
William R. Myers	166,386,508
D. Lynn Smith	167,912,808
Steven Whitesides	167,262,808

(2) Adjustments of capital stock.

For	Against	Abstain
123,449,664	56,669,231	149,423

(3) Ratify Appointment of Independent Auditors of Jones Simkins PC.

For	Against	Abstain
170,838,555	2,320,877	7,104,886

Approximately 95% of the total voting shares were voted.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Registrant's
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary and Treasurer
32	Certification pursuant to 18 U.S.C. SECTION 1350 by President, and Secretary/Treasurer
	Annual report for year end June 30, 2007	Form 10-KSB September 21, 2007
	Pre-effective amendment #2 to SB-2 registration filing with YA Global Investments, L.P.	Form SB-2/A October 2, 2007
	Notice of Effectiveness pre-effective amendment #2 to SB-2 registration filing with YA Global Investments, L.P.	Form EFFECT October 16, 2007
	Entry into a material definitive agreement with YA Global Investments, L.P.	Form 8-K October 16, 2007
	Prospectus	Form 424B3 October 16, 2007
	Preliminary 14A Proxy Statement	Form Pre14A October 19, 2007
	Definitive 14A Proxy Statement	Form Def 14A October 30, 2007
	Appointment of a new director to the board	Form 8-K November 6, 2007
	Resignation of CEO	Form 8-K November 7, 2007
	Quarterly report for three months ended September 30, 2007	Form 10-QSB November 11, 2007
	Appointment and change in principal officers	From 8-K December 19, 2007
	Entry into a material definitive agreement with YA Global Investments, L.P.	Form 8-K January 4, 2008
	Entry into a material definitive agreement with YA Global Investments, L.P.	Form 8-K January 4, 2008
	Prospectus Supplement No. 1	Form 424-b3 January 4, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: February 13, 2008	By: /s/ Dr. Jacob D. Dustin, President & Acting Chief Financial Officer

Date: February 13, 2008	By: /s/ Robert V. Searcy, Controller & Secretary