Form 10QSB
period 2008-03-31
INTREPID TECHNOLOGY & RESOURCES, INC.
filed 2008-05-15
CIK 1083742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2008

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

3,837,087 shares of common stock, $0.005 par value per share, as of May 14, 2008.

Transitional Small Business Disclosure Format (check one): Yes __ No X

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item	2.	Management’s Discussion and Analysis………………………………………………………	12
		Results of Operations…………………………………….……………….……………………	12
		Capital Resources and Liquidity……………………….……………….……………………...	15
Item	3.	Controls and Procedures……………………………….……………….……………………...	17

Part II - OTHER INFORMATION

Item	1.	Legal Proceedings………………………………….……………….………………………….	18
Item	2.	Changes in Securities………………………………….……………….………………………	18
Item	3.	Defaults Upon Senior Securities………………………………….……………………………	18
Item	4.	Submission of Matters to a Vote of Security Holders…………………………………………	18
Item	5.	Other Information………………………………….……………….………………………….	18
Item	6.	Exhibits. ……………………………………………………………………………………….	19
		Signature Page………………………………….……………….…………..............................	20

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$374,397	$1,414,831
Restricted cash	21,033	1,003,290
Accounts receivable, net	204,396	18,546
Inventories	45,500	24,647
Prepaid expenses	33,817	11,483
Other assets	3,626	3,380

Total current assets	682,769	2,476,177

Property, plant, and equipment, net	11,059,674	10,354,972
Debt issuance costs, net	1,316,034	1,379,157
Restricted cash	764,000	764,000
Other assets	42,300	42,300

Total assets	$13,864,777	$15,016,606

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,187,125	$1,866,109
Accrued expenses	843,743	621,337

Total current liabilities	3,030,868	2,487,446

Long-term liabilities:
Accrued interest payable	298,935	69,904
Long-term debt	9,490,622	8,149,163
Embedded derivative liability	2,856,204	3,073,004

Total long-term liabilities	12,645,761	11,292,071

Total liabilities	15,676,629	13,779,517

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $.005 par value; 25,000,000 shares	15,804	12,224
authorized, 3,160,765 and 2,444,823 shares
issued and outstanding, respectively.
Additional paid-in capital	11,959,188	11,005,508
Stock subscription receivable	(226,200)	(16,200)
Accumulated deficit	(13,560,644)	(9,764,443)

Total stockholders' equity (deficit)	(1,811,852)	1,237,089

Total liabilities and stockholders' equity (deficit)	$13,864,777	$15,016,606

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues, net	$13,432	48,437	62,251	245,000
Costs of revenues	588,590	13,370	1,466,995	102,766

Gross profit (loss)	(575,158)	35,067	(1,404,744)	142,234

Operating expenses:
General and administrative	120,133	76,905	567,065	968,937
Research and development	-	20,986	-	84,839

Loss from operations	(695,291)	(62,824)	(1,971,809)	(911,542)

Other income (expense):
Interest income	4,361	3,968	37,031	11,546
Interest expense	(624,397)	(46,123)	(1,712,495)	(59,124)
Loss on disposition of assets	(114,988)	-	(114,738)	-
Loss on embedded derivative liability	(939,014)	(384,252)	(34,190)	(384,252)

Loss before provision for
income taxes	(2,369,329)	(489,231)	(3,796,201)	(1,343,372)

Provision for income taxes	-	-	-	-

Net loss	$(2,369,329)	(489,231)	(3,796,201)	(1,343,372)

Net loss per common share -
basic and diluted	$(0.84)	(0.20)	(1.47)	(0.56)

Weighted average common
shares - basic and diluted	2,809,000	2,435,000	2,587,000	2,411,000

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(3,796,201)	$(1,343,372)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock compensation expense	129,498	150,031
Depreciation	390,810	33,454
Loss on disposal of assets	114,738	-
Amortization of debt issuance costs	205,914	34,446
Accretion-debenture interest expense	762,770	18,265
Common stock warrants-interest expense	112,415	-
Loss on embedded derivative liability	34,190	384,252
(Increase) decrease in:
Accounts receivable	(10,850)	19,892
Inventories	(20,853)	-
Prepaid expenses	1,416	(9,860)
Other assets	(246)	(1,135)
Increase (decrease) in:
Accounts payable	208,287	(24,774)
Accrued expenses	380,381	212,569

Net cash used in operating activities	(1,487,731)	(526,232)

Cash flows from investing activities:
Purchases of property and equipment	(446,397)	(3,569,098)
Proceeds from sale of property and equipment	3,772	-

Net cash used in investing activities	(442,625)	(3,569,098)

Cash flows from financing activities:
Proceeds from long-term debt	585,000	10,140,000
Payments on note payable	-	(1,434,498)
Debt issuance costs	(94,359)	(1,180,686)
Payments on accounts payable	(631,817)	-
Reduction of accounts payable related to debt issuance costs	(101,159)	-
Issuance of common stock	150,000	503,976
Common stock offering costs	-	(24,500)

Net cash provided by (used in) financing activities	(92,335)	8,004,292

Net increase (decrease) in cash	(2,022,691)	3,908,962

Cash, beginning of period	3,182,121	716,203

Cash, end of period	$1,159,430	$4,625,165

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Stock-Based Compensation

The Company has stock-based employee compensation plans, which authorize the grant of stock options to eligible employees and directors. Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. The statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. There were no option grants during the nine months ended March 31, 2008 and 2007. Prior to July 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost was recognized in the financial statements prior to 2007 for options granted to employees, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

Principles of Consolidation

The consolidated financial statements include the accounts of Intrepid Technology and Resources, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Note 2 – Going Concern

As of March 31, 2008, the Company has incurred a loss and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While activities continue to obtain additional financing, there can be no full assurance that such funds will be available to the Company or that these efforts will be successful.

Note 3 – Restricted Cash

Cash restricted in accordance with bond covenants is as follows:

	March 31	June 30
	2008	2007
Undistributed funds held for construction costs	$21,033	$-
Debt service reserve	764,000	764,000
Interest coverage reserve	-	278,290
Operating coverage reserve	-	725,000
	785,033	1,767,290

Less current portion	(21,033)	(1,003,290)
	$764,000	$764,000

Note 4 – Long-term Debt

Long-term debt consists of the following:

	March 31	June 30
	2008	2007
Solid Waste Disposal Revenue Bonds issued through the Industrial Development Corporation of Gooding County, Idaho. The bonds total $7,640,000, accrue interest at 7.5%, are secured by all assets of ITR Biogas, LLC, and are due on November 1, 2024.	$7,640,000	$7,640,000

Convertible debenture payable to YA Global Investors, L.P. of $3,075,500 and $3,500,000, respectively bearing interest at 9% due on May 22, 2010, net of warrants discount of $0 and $594,722, respectively, and embedded derivative discount of $1,524,257 and $2,396,115, respectively.	1,551,243	509,163

Convertible debenture payable to YA Global Investors, L.P. of $585,000 and $0, respectively bearing interest at 11% due on March 28, 2010, net of warrants discount of $31,868 and $0, respectively, and embedded derivative discount of $253,753 and $0, respectively.	299,379	-
	9,490,622	8,149,163

Less current portion of long-term debt	-	-
	$9,490,622	$8,149,163

Note 5 – Convertible Debenture, Warrant, and Embedded Derivative to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.)

On March 28, 2008, the Company issued a Convertible Debenture (the Debenture) to YA Global Investments, L.P. The Debenture accrues interest at 11%, is due on March 28, 2010, and is convertible into a variable number of shares (limited to no more than 4.99% of the Company’s issued and outstanding common stock). The per share conversion rate is defined as the lesser of (a) $1.50, or (b) ninety percent of the lowest volume weighted average price during the thirty trading days immediately preceding the conversion date. In connection with the Debenture, the Company also issued a warrant to purchase 1,400,000 shares of the Company’s common stock with an exercise price of $1.50 per share, a warrant to purchase 1,400,000 shares of the Company’s common stock with an exercise price of $2.50 per share, and a warrant to purchase 1,400,000 shares of the Company’s common stock with an exercise price of $3.50 per share. The warrants expire on March 28, 2013.

The Company analyzed the Debenture and warrants based on the provisions of EITF 00-19 and determined that the conversion option of the Debenture qualifies as an embedded derivative and the warrants qualify for equity classification. Information related to the recognition of the warrants and embedded derivative are as follows:

Warrant

The fair and assigned values of the warrants were determined to be $32,000. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•

The fair value of the Company’s common stock was calculated to be $1.00 per share on March 28, 2008.

•

A volatility of 125% was calculated by using the Company’s closing stock prices since March 2003.

•

The exercise price was $1.50, $2.50, and $3.50 for the three 1,400,000 warrants.

•

The estimated life was determined to be 5 years, which is equal to the contractual lives of the warrants.

•

The risk free interest rate was determined to be 2.51% based on the 5-year treasury rate.

Embedded Derivative

The initial fair value of the embedded derivative was determined to be $254,800 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. The fair value of the Company’s common stock was calculated to be $1.00 per share at the inception of the Debenture. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•

A volatility of 92% was calculated by using the Company’s closing stock prices since April 2004.

•

The exercise price was $1.09. This amount was determined based on the lesser of the fixed conversion price of $1.50, or 90% of the lowest daily volume weighted average trading price per share of the Company’s common stock during the 30 trading days immediately preceding March 28, 2008.

•

The estimated life was determined to be 2 years, which is equal to the contractual life of the embedded derivate.

•

The risk free interest rate was determined to be 1.67% based on the 2-year treasury rate.

Accretion expense related to the Company’s warrant and embedded derivative discounts at March 31, 2008 is as follows:

Warrant

$

117,879

Embedded derivatives

644,891

$

762,770

Note 5 – Convertible Debenture, Warrant, and Embedded Derivative to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) (continued)

The embedded derivative liability consists of the following:

Fair value at June 30, 2007

$

3,073,004

Fair value at inception of new embedded derivative

254,800

Reduction due to conversion of debt

(263,679)

Reduction due to exercise of warrants

(242,111)

Loss on period end revaluation

34,190

$

2,856,204

Note 6 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are approximately as follows:

2008

2007

Interest

$

297,162

58,684

Income taxes

$

-

-

During the nine months ended March 31, 2008, the Company:

•

Acquired property, plant, and equipment in exchange for an increase in accounts payable of $846,709.

•

Increased debt issuance costs in exchange for accounts payable of $48,432.

•

Capitalized accrued interest of $114,116.

•

Sold property, plant, and equipment in exchange for accounts receivable of $175,000 and a reduction of accounts payable of $18,200.

•

Issued 44,916 shares of common stock for a reduction in accounts payable of $2,979 and a reduction in accrued expenses of $43,060.

•

Issued 12,500 shares of common stock for an increase in prepaid expenses of $23,750.

•

Issued 293,329 shares of common stock due to the conversion of $424,500 of convertible debenture. As a result of the conversion, additional paid-in capital was increased by $35,533. The embedded derivative liability was decreased by $263,679 and the embedded derivative discount was decreased by $228,146.

•

Issued 150,000 shares of common stock due to the exercise of warrants. As a result of the exercise, additional paid-in capital was decreased by $234,732. The embedded derivative liability was decreased by $242,111 and the embedded derivative discount was decreased by $476,843.

•

Recorded an embedded derivative liability and discount on a convertible debenture of $254,800.

•

Recorded additional paid-in capital and a discount on a convertible debenture of $32,000 as a result of the issuance of common stock warrants.

•

Issued 171,640 shares of common stock in exchange for a reduction of accounts payable of $28,257, and an increase in stock subscription receivable of $210,000.

Note 6 – Supplemental Cash Flow Information (continued)

During the nine months ended March 31, 2007, the Company:

•

Reclassified $57,000 of prepaid expense to property, plant and equipment.

•

Acquired property, plant, and equipment in exchange for an increase in the note payable of $878,234.

•

Acquired property, plant, and equipment in exchange for an increase in accounts payable of $1,278,399.

•

Capitalized accrued interest of $238,750.

•

Issued 2,500 shares of common stock in exchange for debt issuance costs of $14,500.

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

Note 7 – Capital Stock

Preferred Stock

Effective March 31, 2008, the Company amended its articles of incorporation to eliminate the previously authorized shares of preferred stock, none of which were issued or outstanding.

Authorized Common Stock

Effective March 31, 2008, the Company amended its articles of incorporation to reduce the number of authorized shares of common stock to 25,000,000 shares.

Note 8 – Reverse Stock Split

Effective March 31, 2008, the Company approved a 1-for-100 reverse stock split. All common share amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying financial statements.

Note 9 – Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect that the adoption of this statement will have on our financials statements.

Note 10 – Subsequent Events

On May 1, 2008, an interest payment in the amount of $286,500 came due on the Solid Waste Industrial Bonds. Due to insufficient working capital, the Company was unable to pay that amount to the Trustee. As a violation of Section 4.1 of the Loan Agreement, this constitutes an Event of Default under both the Loan Agreement and the Indenture. Section 514 of the Loan Agreement provides for interest and/or principal to be paid from the Debt Service Reserve Fund when there are insufficient deposits to make each payment in full. The Bond Trustee transferred $286,500 from the Debt Service Reserve Fund to the Bond Fund and paid the interest due as of May 1, 2008.  The Debt Service Reserve Fund is required to be replenished with equal monthly payments not to exceed twelve months.

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

RESULTS OF OPERATIONS

Revenue

Revenue for the quarter ended March 31, 2008, decreased 72% to $13,432 compared to $48,437 for the same period in 2007. Revenue for the nine months ended March 31, 2008 decreased 75% to $62,251 from $245,000 for the same nine months ended March 31, 2007.  This decrease was mainly the result of decreased sales of contracted “work for others” over the corresponding periods of one year ago. Also, the nine months ending March 31, 2007 included a $50,000 grant from the Idaho Department of Water Resources.

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

Direct Operating Costs

Direct operating costs for the three months ending March 31, 2008 and 2007 were $588,590 and $13,370, respectively. Direct operating costs for the nine months ending March 31, 2008 and 2007 were $1,466,995 and $102,766, respectively. The direct operating costs increased due to costs for operating the Company-owned plants.  Revenue and operating costs will both increase (though operating costs will decrease as a percentage of revenue) once the Company is able to consistently deliver gas, horticultural fiber, and carbon offset credits to the marketplace.   Gas sales revenues started in the 3rd fiscal quarter of FYE 2008, and should significantly increase during the 4th quarter as both plants achieve higher production.

Gross Profit

The Company had a gross profit (loss) of ($575,158) for the quarter ended March 31, 2008, compared to a gain of $35,067 the prior year.  For the nine months ended March 31, 2008, the Company had a gross profit (loss) of ($1,404,744) compared to a gain of $142,234 for the same period in the prior year.  The decrease in gross profit resulted from the direct operating costs associated with start-up of Company-owned production plants without corresponding revenues.

General and Administrative and Research and Development Expenses

For the three months ended March 31, 2008 and 2007, General & Administrative and Research & Development expenses were $120,133 and $97,891, respectively.  For the nine months ended March 31, 2008 and 2007 General & Administrative and Research & Development expenses were $567,065 and $1,053,776, respectively.

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

Interest Income

For the three months ended March 31, 2008 and 2007, the Company received interest income of $4,361 and $3,968, respectively.  For the nine months ended March 31, 2008 and 2007, the Company received interest income of $37,031 and $11,546, respectively. Most of the interest income was on restricted cash bond funds.

Interest Expense

For the three months ended March 31, 2008 and 2007, the Company had interest expense of $624,397 and $46,123, respectively. For the nine months ended March 31, 2008 and 2007, the Company incurred interest expense of $1,712,495 and $59,124, respectively. Of the expense for the nine months ended March 31, 2008, $910,710 is amortization of historical costs and will not involve future cash outlays. The 2008 expense was for interest accrued on the bond and the YA Global debentures.

Loss on Embedded Derivative Liability

For the three months ended March 31, 2008 and 2007, the Company recognized net losses on the YA Global Embedded Derivative Liability of $939,014 and $384,252, respectively. For the nine months ended March 31, 2008 and 2007 the Company recognized net losses of $34,190 and 384,252, respectively.

Net Loss

For the three months ended March 31, 2008 and 2007, the Company had net losses of $2,369,329 and $489,231, respectively. For the nine months ended March 31, 2008 and 2007 the Company had net losses of $3,796,201 and $1,343,372, respectively. The change is due to start-up plant operating costs without corresponding revenue and increased interest expense.

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

CAPITAL RESOURCES AND LIQUIDITY

As the Company expands into the biofuels business, it will face continuing challenges to finance growth.  This is particularly true of further development of the Magic Valley bio-gas field.  In addition to capital expenditures for the first two digester facilities, financing resources are needed to support operations.  The Company has made reasonable efforts to meet cash flow demands from ongoing operations but the Company may not always be able to obtain sufficient funds to satisfy the Company’s working capital or other capital needs.  The Company finished the nine months ended March 31, 2008 with available cash of $374,397 and restricted cash of $785,033 compared to available cash of $1,414,831 and restricted cash of $1,767,290 at June 30, 2007.  The Company believes that it will be necessary to continue to supplement the cash flow from operations with the use of outside resources such as investment capital by issuance of debenture notes and stock.  The Company plans to use any additional funding to cover operating and developments costs.

As of March 31, 2008, the Company had negative working capital of ($2,348,099) and a current ratio of 0.23:1 compared to a deficit of ($11,269) and a current ratio of 0.99:1 as of June 30, 2007.

During the nine months ended March 31, 2008 and 2007 the Company used net cash of $1,487,731 and $526,232, respectively, for operating activities.

During the nine months ended March 31, 2008 and 2007 the Company used $1,074,442 and $3,569,098, respectively, in investing activities, primarily in biogas generating facility construction costs.

During the nine months ended March 31, 2008 and 2007 financing activities provided $539,482 and $8,004,292, respectively.

Seasonal Changes.

The Company’s operating revenue is generally not affected by seasonal changes.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect that the adoption of this statement will have on our financials statements.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

Preferred Stock

Effective March 31, 2008, the Company amended its articles of incorporation to eliminate the previously authorized shares of preferred stock, none of which were issued or outstanding.

Authorized Common Stock

Effective March 31, 2008, the Company amended its articles of incorporation to reduce the number of authorized shares of common stock to 25,000,000 shares.

Reverse Stock Split

Effective March 31, 2008, the Company approved a 1-for-100 reverse stock split. All common share amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On May 1, 2008, an interest payment in the amount of $286,500 came due on the Solid Waste Industrial Bonds. Due to insufficient working capital, the Company was unable to pay that amount to the Trustee in violation of Section 4.1 of the Loan Agreement. This constitutes an Event of Default under both the Loan Agreement and the Indenture. Section 514 of the Loan Agreement provides for interest and/or principal to be paid from the Debt Service Reserve Fund when there are insufficient deposits to make each payment in full. The Bond Trustee transferred $286,500 from the Debt Service Reserve Fund to the Bond Fund and paid the interest due as of May 1, 2008.  The Debt Service Reserve Fund is required to be replenished with equal monthly payments not to exceed twelve months.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the third quarter ending March 31, 2008.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Registrant's
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, Secretary and Treasurer
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chief Executive Officer, and Secretary/Treasurer
	Annual report for year end June 30, 2007	Form 10-KSB September 21, 2007
	Pre-effective amendment #2 to SB-2 registration filing with YA Global Investments, L.P.	Form SB-2/A October 2, 2007
	Notice of Effectiveness pre-effective amendment #2 to SB-2 registration filing with YA Global Investments, L.P.	Form EFFECT October 16, 2007
	Entry into a material definitive agreement with YA Global Investments, L.P.	Form 8-K October 16, 2007
	Prospectus	Form 424B3 October 16, 2007
	Preliminary 14A Proxy Statement	Form Pre14A October 19, 2007
	Definitive 14A Proxy Statement	Form Def 14A October 30, 2007
	Appointment of a new director to the board	Form 8-K November 6, 2007
	Resignation of CEO	Form 8-K November 7, 2007
	Quarterly report for three months ended September 30, 2007	Form 10-QSB November 11, 2007
	Appointment and change in principal officers	From 8-K December 19, 2007
	Entry into a material definitive agreement with YA Global Investments, L.P.	Form 8-K January 4, 2008
	Entry into a material definitive agreement with YA Global Investments, L.P.	Form 8-K January 4, 2008
	Prospectus Supplement No. 1	Form 424-b3 January 4, 2008
	Quarterly report for six months ended December 31, 2007	Form 10-QSB February 14, 2008
	Prospectus Supplement No. 2	Form 424B3 February 14, 2008
	Resignation of Director and Appointment of Director	Form 8-K March 3, 2008
	Resignation of Director	Form 8-K March 21, 2008
	Registration of 2008 Consultants’ Compensation Plan	Form S-8 March 25, 2008
	Articles of Amendment and Ticker Symbol Change	Form 8-K March 31, 2008
	Entry into a material definitive agreement with YA Global Investments, L.P.	Form 8-K April 3, 2008
	Appointment of CEO	Form 8-K April 9, 2008
	Auto-Generated Paper Document	REGDEX April 17, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: May 15, 2008	By: /s/ John D. Haffey, Chief Executive Officer

Date: May 15, 2008	By: /s/ Dr. Jacob D. Dustin, President & Acting Chief Financial Officer

Date: May 15, 2008	By: /s/ Robert V. Searcy, Controller, Secretary & Treasurer