Form 10KSB
period 2008-06-30
INTREPID TECHNOLOGY & RESOURCES, INC.
filed 2008-10-14
CIK 1083742

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JUNE 30, 2008

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

Common Stock, $.005-par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenue for its most recent fiscal year ended June 30, 2008 was $97,148

At October 13, 2008 Registrant had 7,294,917 outstanding shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $219,000, based on the closing price of $.030 per share, and is reported on the Over the Counter Bulletin Board Trading System. For purposes of the foregoing calculation, all directors and executive officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or executive officers is an affiliate.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

Documents Incorporated by Reference

Portions of the Proxy Statement for 2007 Annual Meeting of Stockholders.          Part III

OFFICERS

John D. Haffey, Chief Executive Officer& Acting Chief Financial Officer

Dr. Jacob D. Dustin, President & Chief Operating Officer

Robert V. Searcy, Secretary & Treasurer

DIRECTORS

John W. Brockage, Board Member

Dr. Jacob D. Dustin, President & Chief Operating Officer

John D. Haffey, CEO & Acting Chief Financial Officer

Mitchell J. Hart, Board Member

David H. Hawk, Board Member

William R. Myers, Board Member

D. Lynn Smith, Chairman of the Board

COMMON STOCK

Par value .005

25,000,000 authorized

4,608,126 issued and outstanding at June 30, 2008

7,294,917 issued and outstanding at October 13, 2008

Intrepid Technology & Resources, Inc.’s common stock trades on the Bulletin Board under the symbol ITRP.

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

Columbia Stock Transfer Company

601 E. Seltice Way Suite 202

Post Falls, ID 83854

Phone: 208-664-3544

Fax: 208-777-8998

AUDITOR

Jones Simkins, P.C.

1011 West 400 North, Suite 100

Logan, Utah 84323

435-752-1510

TABLE OF CONTENTS

Part I

Item	1.	Business………………………………………………………………………………………..	4
Item	2.	Properties…………………………………………………………………….………………...	6
Item	3.	Legal Proceedings……………………………………………………………………………...	6
Item	4.	Submission of Matters to a Vote of Security Holders……………………….………………...	6

Part II

Item	5.	Market of Registrants Common Equity and Related Stockholders Matters…………………...	7
Item	6.	Management’s Discussion and Analysis…………………………………….………………...	7
Item	7.	Financial Statements and Supplementary Data………………………………………………..	15
Item	8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure…………………………………………………………………….………………..	36
Item	8A.	Controls and Procedures ………………………………………………………………………	36
Item	8B.	Other Information ……..………………………………………………………………………	37

Part III

Item	9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance…..….	38
Item	10.	Executive Compensation ……………………………………………………………………..	41
Item	11.	Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters ………………………………………………………………………………………..	45
Item	12.	Certain Relationships and Related Transactions, and Director Independence ………………..	47
Item	13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K………………………….	48
Item	14.	Principal Accountant Fees and Services………………………………………………………	52
		Signatures……………………………………………………………………………………...	54

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

Customers

During fiscal year 2008 the Company completed the expansion of its Whitesides Plant and the construction of its larger WestPoint Plant, both located in south-central Idaho.  The combined value of these two plants is over $10 million and both are 100% owned by the Company through its wholly-owned subsidiary, Intrepid Technology and Resources Biogas, LLC.  The capital financing structure for these two plants consists of approximately 50% bond (debt) and 50% Company equity (profits from engineering service contracts and private placement sales of stock).  Projected numbers indicate revenues generated from the sale of gas, digested fiber and carbon offset credits produced from these plants will be adequate to service the bond debt, pay operating expenses and generate acceptable profit percentages.

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

Quoting from the U.S. Department of Energy (DOE) 2008 Annual Energy Outlook Report:  “A large proportion of the onshore lower 48 conventional natural gas resource base has been discovered. Discoveries of new conventional natural gas reservoirs are expected to be smaller and deeper, and thus more expensive and riskier to develop and produce. Accordingly, total lower 48 onshore conventional natural gas production declines in the AEO2008 reference case from 6.6 trillion cubic feet in 2006 to 4.4 trillion cubic feet in 2030. Incremental production of lower 48 onshore natural gas comes primarily from unconventional resources...”

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

In November 2004, thirteen countries joined the U.S. to formally create the “Methane to Markets Partnership”.  The purpose of this Partnership is to advance international cooperation on the recovery and use of biogas-derived methane as a valuable and viable clean energy source, and in the process, increase energy security, improve environmental quality, and reduce greenhouse emissions throughout the world.  Under the Partnership, members will work in coordination with the private sector to share and expand the use of technologies to capture methane emissions that are now wasted in the course of industrial and agricultural processes and use them as a new energy source.

The Company is confident that adequate economic incentives exist and that we have gained enough practical, hands-on experience to be poised to become a significant force in developing the “Methane to Markets” concept in the United States.

We have tested and refined both the technology and our business model though the design, construction and continuous operation of our commercial facilities at the Whitesides and WestPoint Dairies in Idaho.  We have processed nearly 60 million gallons of manure through those facilities to date and are consistently producing 99.6% purity methane having a Btu content of over 1000 Btu/cubic foot of gas.  Furthermore, we have undergone a rigorous independent third party quality testing protocol by the Gas Technology Institute in which our gas was found to meet all Federal Energy Regulatory Commission (FERC) standards necessary to qualify as “pipeline quality” natural gas.  This supports our business plan.

Competition

There are many other providers that supply and build anaerobic digesters for animal operations.  Among some of the more prominent companies are Microgy Co-Generations Systems (a subsidiary of Environmental Power Corp.), RCM Digester Systems, GHD, Inc. Environmental Services, and Cargill Environmental Finance.  However, to the best of the Company’s knowledge, none of their systems produce the overall quality of biogas as does the proprietary system the Company employs, nor do they afford its flexibility and operability and maintainability advantages.

The Company believes that the principal competitive factors applicable to all areas of its business are:

▪

exclusive access to proprietary technology;

▪

ability to service much larger dairy/beef operations than previously feasible;

▪

proximity to major dairy/beef operations (Idaho is the third largest dairy state in the US);

▪

strong internal technical, management and scientific capabilities;

▪

key strategic alliances;

▪

breadth of “work for others” services offered;

▪

dependability, technical proficiency and environmental integrity;

▪

operational experience;

▪

quality of working relationships.

Management believes the Company is, and will continue to be, competitive based on these factors.

ITEM 2.     PROPERTIES

The Company’s property and equipment are well maintained, in good operating condition, and suitable for the Company’s current and projected needs.  Company headquarters are located in Idaho Falls, Idaho in leased office space.  The Company’s Biogas Plant #1 is on leased property in Rupert, Idaho and its Biogas Plant #2 is on leased property in Wendell, Idaho.  The Idaho Falls office lease runs through May 2010, and the Biogas Plant leases through December 2024.  The following table sets forth certain information regarding the principal operating facilities/properties owned or leased by the Company.

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

PART II

ITEM 5.    MARKET FOR INTREPID TECHNOLOGY & RESOURCES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Intrepid Technology & Resources, Inc. common stock is currently listed on the Bulletin Board System under the symbol ITRP.  As of June 30, 2008, there were 1280 common stock holders of record.  The common stock began trading in the 1st quarter of 2001.  The high for that quarter was $5.50 and the low was $3.00.  The high and low closing sales prices by quarter for the last two fiscal years are shown below.  No dividends were paid per common share for any quarter in the last two years:

	2008		2007		Dividends Per Share
Period	High	Low	High	Low	2008	2007

1st Quarter	$5.010	$3.900	$7.900	$4.500	$ --	$ --
2nd Quarter	4.000	2.100	7.600	5.200	--	--
3rd Quarter	2.200	1.000	7.100	5.600	--	--
4th Quarter	1.000	.213	6.300	5.000	--	--

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 3., Legal Proceedings, and the discussion below.   When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements.  The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the years ending June 30, 2007 and June 30, 2008, included elsewhere in this Form 10-KSB.

2008 Financial Results Compared to 2007

The Company’s 2008 operating revenue was $97,148 compared to $254,560 for 2007.  The Company’s gross profit/(loss) for the year ended June 30, 2008 was ($1,887,712) compared to ($47,705) for 2007.  For the year ended June 30, 2008 the Company reported a net loss of $4,544,280 compared to a net loss for the year ended June 30, 2007, of $1,626,817.

Business Strategy

The following discussion provides an overview of the Company’s current business model and development plan.

Business Model

The fundamental aspects of the Company’s business model are to:

•

utilize cutting edge, but established, technology for the production of biogas, generation of carbon emissions reduction credits,  and high quality horticultural fiber  from large animal operations;

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

ITR currently has a production plant in Rupert, Idaho that has been in operation for over three years and a second, larger plant in Wendell, Idaho that is in its first full year of operation.  Both plants consistently produce 99+% purity natural gas (methane) with a heating value in excess of 1,000 BTU/cubic foot.  The Rupert plant has been designed with special features that allow it to serve as a test platform for the Company to continue its research and development activities.  The gas from both plants is under contract for sale to a local industrial customer on a purchase order basis and to the local gas utility via a 15-year Supply and Purchase Agreement.  A small portion of the gas is used on-site for plant process heating and for heating water for dairy operations.

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

Results of Operations

Currently the Company's revenue results primarily from sale of gas, fiber, manure handling fees, and carbon emissions reduction credits.

In 2008, revenues of $35,789 were accrued for engineering services for others, $7,334 from gas sales, $3,330 from fiber sales, $50,695 for the handling of manure, and $0 for carbon emissions reduction credits.

The following table shows each element of the statement of operations as a percentage of revenue:

	Year Ended		Year Ended
	June 30, 2008		June 30, 2007
	Whole $	%	Whole $	%
Revenue, net	97,148		254,560
Direct operating costs	1,984,860	2043%	302,265	119%

Gross profit/(loss)	(1,887,712)	(1943%)	(47,705)	(19%)
General and administrative	817,195	841%	1,204,277	473%
Research and development	--	--	89,548	35%
Loss from operations	(2,704,907)	(2784%)	(1,341,530)	(527%)

Interest income	39,339	40%	39,568	16%
Interest expense	(2,309,678)	(2378%)	(520,013)	(204%)
Loss on disposition of assets	(286,968)	(295%)	--	--
Gain on embedded derivative liability, net	717,934	739%	195,158	77%

Net loss before income taxes	(4,544,280)	(4678%)	(1,626,817)	(639%)

Income tax expense (benefit)	--	--	--	--

Net loss	(4,544,280)	(4678%)	(1,626,817)	(639%)

Revenue

Revenue for 2008 decreased to $97,148 compared to $254,560 for 2007.  This 62% decrease is a result of decreased engineering service “work for others” over the prior year, and limited revenues from product sales as the plants came on line and the Company develops biogas and biofiber markets.  The Company’s first biogas plant in Rupert, Idaho, has been operational for over 3 years and is producing 99+% purity natural gas on a consistent basis.  Its second plant came on line late in the fiscal year and is also producing 99+% purity natural gas on a consistent basis. The Company has a 15-year Supply and Purchase Agreement in place with the local gas utility for the balance of gas being produced at the plants.  The utility is currently making necessary arrangements to receive this gas into their distribution system for commercial sale. Additionally, where and when possible, the Company is selling compressed natural gas to industrial propane users who are stranded from a natural gas pipeline.

Direct Operating Costs

For the year ending June 30, 2008, the Company had direct operating costs of $1,984,860 or 2043% of revenue as compared to $302,265 or 119% of revenue for the year ended June 30, 2007.  The direct operating costs have increased largely due to bringing the two digester plants into full operations.  Revenue and operating costs will both increase (though operating costs will decrease as a percentage of revenue) as the Company is able to increase sales of gas, horticultural fiber and carbon offset credits to the marketplace.

Gross Profit

The Company had a gross profit/(loss) of ($1,887,712) for the fiscal year ended June 30, 2008, compared to ($47,705) in fiscal year 2007.  The decrease in gross profit for the year ending June 30, 2008 results from the direct operating costs associated with Company-owned production plants.

General and Administrative Expenses

General and administrative (G&A) expenses of $817,195 were 841% of revenue, a decrease of $387,082 or 32% from the year ending June 30, 2007.  Total Company payroll was reduced during the year.  Also, corporate overhead was allocated to the plant operations as part of plant manufacturing overhead cost of goods sold.

The Company has incurred large costs over the last two fiscal years for the construction, start-up and operations of the Company’s Whitesides Biogas Plant and the new WestPoint Biogas Plant.  Only those costs allowed by generally accepted accounting principles have been capitalized in those efforts.  All other costs have been expensed for establishing the biogas business operating plan, including research in the biofuels markets, development of operations and maintenance procedures, process improvement measures, and seeking investment capital and source financing.  The shifting of in-house resources from  engineering services work to plant design, construction and operations has left virtually all of the expenses for the Company to burden as manufacturing overhead and SG&A overhead.

General and administrative costs are characterized in the following format:

	2008	2007
Salaries, labor, and employee benefits	212,145	561,348
Accounting, consulting, and professional fees	440,205	427,941
Insurance, depreciation, and computer	50,110	40,231
Leases	78,361	87,939
Equipment, office, and other	27,624	34,970
Subcontract work, travel, fuel, and other	8,750	51,848
Total General and Administrative Expense	817,195	1,204,277

Research and Development

The Company expended $0 and $89,548 in fiscal years 2008 and 2007 respectively toward the research and development of biofuels.

Interest Revenue

For the year ended June 30, 2008 the Company accrued interest income of $39,339 compared to $39,568 for 2007.

Interest Expense

Interest expense for the year ended June 30, 2008 was $2,309,678 compared to $520,013 for the same period ending June 30, 2007.  Virtually all of this expense was for interest accrued on the bond, Yorkville convertible debentures, amortization of recorded derivatives associated with the Yorkville convertible debentures, amortization of debt issuance costs, and the debt owing to the general contractor for construction of the two plants.  Of the total interest expense, $1,295,145 represents accrued amortization that will not affect cash or issuances of stock.

Income Taxes

The Company has net operating loss carryforwards of approximately $14,660,000 which begin to expire in the year 2021.  The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Net Loss

The Company realized a net loss of $4,544,280 for the year ended June 30, 2008 compared to a loss of $1,626,817 for the year ended June 30, 2007.

Customers

In 2008, the Company provided consulting engineering services to Zuma Energy based in Montezuma, Georgia. The Company also received revenue for the handling of manure at the Whitesides Dairy.  These contracts generated the majority of the Company’s revenue for 2008. The Company also received revenue for gas and fiber sales.  In 2007, the Company managed engineering services contracts with the Oak Ridge Associated Universities (“ORAU”) based in Oak Ridge, Tennessee; and with 4D2 International. Each aforementioned entity provided more than ten percent of the total revenues in 2008 and 2007.

The Company expects to realize revenue streams from its biogas business in fiscal year 2009.  This revenue will be generated from sales of gas and digested fiber product from the biogas plants, from sale of carbon emissions reduction credits, and from engineering fees related to development of additional biogas facilities.

Compliance with Applicable Laws and Regulations

The Company is in compliance with all current laws and regulations.

Changes in Laws and Regulations

None Applicable.

Exposure to Litigation

None.

New Technologies

None.

Access to Capital

The Company will make reasonable efforts to meet cash flow demands from ongoing operations.  However, the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as additional loans and investment capital.  As discussed below, the Company entered into a now-expired Standby Equity Distribution Agreement with Cornell Capital Partners that provided working and equity capital to fund a large portion of the biogas projects described above.  Additional working and equity capital has also been obtained through Convertible Debentures secured through Cornell Capital (now known as YA Global Investments, L.P.).  Details of this debenture are discussed below.  Management’s successful obtaining of bond financing under a State of Idaho approved bond inducement resolution in 2006 conclusively demonstrating its ability to attract outside investment capital for new digester projects.  The Company continues to seek other investment capital to support future projects and the existing and ongoing Company operations.

CAPITAL RESOURCES AND LIQUIDITY

As of June 30, 2008, the Company had a working capital deficit of $2,680,609 compared to a deficit of $11,269 for the previous year ending June 30, 2007.  The current ratio at June 30, 2008 was 0.091 to 1 and 0.995 to 1 at June 30, 2007.

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

This SEDA expired in March 2007.

Debenture Debt

The Company has issued three separate debt instruments to YA Global Investments, L.P., a discussion of these are as follows:

On March 23, 2007, we entered into a Securities Purchase Agreement (the “March 2007 Purchase Agreement”) with YA Global Investments, L.P. (formerly Cornell Capital Partners, L.P.) pursuant to which YA Global Investments agreed to purchase $3,500,000 principal amount of our 9% secured convertible debentures (the “Debentures”), of which $2,500,000 was purchased on March 23, 2007 and $1,000,000 of which was purchased on May 21, 2007 ( the date of filing of this Registration Statement ) ..

The $2,500,000 principal amount of the Debentures mature on March 22, 2010 and $1,000,000 principal amount of the Debentures mature on May 20, 2010 and bear interest at the annual rate of 9% in cash, payable at maturity; provided, however, that at our option and subject to certain conditions regarding registration of the shares underlying the Debentures, the interest may be paid in shares of our common stock.  YA Global Investments may convert, at any time, the outstanding principal amount of the Debentures into shares of our common stock at a conversion price per share equal to the lesser of $6.00 or 90% of the lowest volume weighted average price of our common stock during the 30 consecutive trading days immediately preceding the applicable conversion date.  Under certain circumstances, including that the price of our common stock is trading at less than $6.00 and that a registration statement covering the shares issuable upon conversion of the Debentures is in effect and subject to certain exceptions, we may redeem a portion or the entire outstanding Debentures at a price equal to 110% of the amount being redeemed plus accrued interest.  In addition, upon three trading days prior notice, we may require YA Global Investments to convert all of the outstanding principal amount of the Debentures into shares of our common stock over a 20 trading day period if the volume weighted average price of our common stock during the 20 consecutive trading days immediately preceding the date of such notice had exceeded $12.80.

On March 28, 2008, we entered into a Securities Purchase Agreement (the “March 2008 Purchase Agreement”) with YA Global Investments, L.P. pursuant to which YA Global Investments agreed to purchase $585,000 principal amount of our 11% secured convertible debentures (the “Debentures”), of which $585,000 was purchased on March 28, 2008 ( the date of filing of this Registration Statement ) ..

The $585,000 principal amount of the Debentures mature on March 28, 2010 and bear interest at the annual rate of 11% in cash, payable at maturity; provided, however, that at our option and subject to certain conditions regarding registration of the shares underlying the Debentures, the interest may be paid in shares of our common stock.  YA Global Investments may convert, at any time, the outstanding principal amount of the Debentures into shares of our common stock at a conversion price per share equal to the lesser of $1.50 or 90% of the lowest volume weighted average price of our common stock during the 30 consecutive trading days immediately preceding the applicable conversion date.  Under certain circumstances, including that the price of our common stock is trading at less than $1.50 and that a registration statement covering the shares issuable upon conversion of the Debentures is in effect and subject to certain exceptions, we may redeem a portion or the entire outstanding Debentures at a price equal to 120% of the amount being redeemed plus accrued interest.

On June 17, 2008, we entered into a Securities Purchase Agreement (the “June 2008 Purchase Agreement”) with YA Global Investments, L.P. pursuant to which YA Global Investments agreed to purchase $375,000 principal amount of our 11% secured convertible debentures (the “Debentures”), of which $375,000 was purchased on June 17, 2008 ( the date of filing of this Registration Statement ) ..

The $375,000 principal amount of the Debentures mature on June 17, 2010 and bear interest at the annual rate of 11% in cash, payable at maturity; provided, however, that at our option and subject to certain conditions regarding registration of the shares underlying the Debentures, the interest may be paid in shares of our common stock.  YA Global Investments may convert, at any time, the outstanding principal amount of the Debentures into shares of our common stock at a conversion price per share equal to the lesser of $0.30 or 90% of the lowest volume weighted average price of our common stock during the 30 consecutive trading days immediately preceding the applicable conversion date.  Under certain circumstances, including that the price of our common stock is trading at less than $0.30 and that a registration statement covering the shares issuable upon conversion of the Debentures is in effect and subject to certain exceptions, we may redeem a portion or the entire outstanding Debentures at a price equal to 120% of the amount being redeemed plus accrued interest.

Warrants

In connection with the March 2007 Purchase Agreement, we also issued to YA Global Investments on March 23, 2007 warrants (the “March 2007 Warrants”) to purchase an aggregate 150,000 shares of our common stock, exercisable for a period of five years, at an exercise price of $5.50 per share.  The Warrants are exercisable for cash unless we are in default under the Debentures or there is no registration statement in effect with respect to the Warrants.  If the Warrants are exercised on a “cashless” basis, we will receive no proceeds from their exercise by YA Global Investments. The March 2007 Warrant exercise price was subsequently revalued to have an exercise price of $1.00 and the additional value associated with the revaluation was recognized. The March 2007 Warrants have been exercised.

In connection with the March 2008 Purchase Agreement, we also issued to YA Global Investments on March 28, 2008 a warrant to purchase 14,000 shares of the Company’s common stock with an exercise price of $1.50 per share, a warrant to purchase 14,000 shares of the Company’s common stock with an exercise price of $2.50 per share, and a warrant to purchase 14,000 shares of the Company’s common stock with an exercise price of $3.50 per share (the “March 2008 Warrants”). The Warrants are exercisable for cash unless we are in default under the Debentures or there is no registration statement in effect with respect to the Warrants.  If the Warrants are exercised on a “cashless” basis, we will receive no proceeds from their exercise by YA Global Investments. The March 2008 Warrants expire on March 28, 2013. The exercises prices of these warrants were subsequently revalued to have an exercise price of $0.005. On September 2, 2008 the Company issued 40,092 shares of common stock as a result of the cashless exercise of the 42,000 warrants.

In connection with the June 2008 Purchase Agreement, we also issued to YA Global Investments on June 17, 2008 a warrant to purchase 145,000 shares of the Company’s common stock with an exercise price of $0.35 per share, a warrant to purchase 145,000 shares of the Company’s common stock with an exercise price of $0.38 per share, and a warrant to purchase 145,000 shares of the Company’s common stock with an exercise price of $0.40 per share (the “June 2008 Warrants”). The Warrants are exercisable for cash unless we are in default under the Debentures or there is no registration statement in effect with respect to the Warrants.  If the Warrants are exercised on a “cashless” basis, we will receive no proceeds from their exercise by YA Global Investments. The June 2008 Warrants expire on June 17, 2018.

Material Commitments for Capital Expenditures

Construction of the Company’s two biogas production facilities at the Whitesides Dairy north of Rupert, Idaho and the WestPoint Dairy near Wendell, Idaho is complete.  The Company owns and operates both facilities.  It is anticipated that funds will be expended during fiscal year 2009 on the development and construction of new digester projects.  Funding will be secured by a combination of outside investment capital and  debt financing secured by co-product off-take contracts.

Risk Factors

Factors that are likely to cause our results to fluctuate include the following:

•

the gain or loss of significant customers;

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

Available cash resources may not be sufficient to meet our anticipated working capital and capital expenditure requirements if the biogas facility(ies) does(do) not produce sufficient revenue for at least 12 months. It may become necessary to raise additional funds to respond to business contingencies, which could include the need to:

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

Senior Management

The Board of Directors and Officers of the Company were duly elected by the shareholders during the 2007 Annual Shareholder Meeting held December 7, 2007.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors of

Intrepid Technology and Resources, Inc.

We have audited the accompanying consolidated balance sheets of Intrepid Technology and Resources, Inc., as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrepid Technology and Resources, Inc., as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

JONES SIMKINS, P.C.

Logan, Utah

September 26, 2008

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash	$185,963	1,414,831
Restricted cash	9	1,003,290
Accounts receivable, net	19,789	18,546
Inventories	47,280	24,647
Prepaid expenses	11,806	11,483
Other assets	3,626	3,380

Total current assets	268,473	2,476,177

Property, plant, and equipment, net	10,966,784	10,354,972
Debt issuance costs, net	1,299,887	1,379,157
Restricted cash	502,928	764,000
Other assets	42,300	42,300

Total assets	$13,080,372	15,016,606

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,210,584	1,866,109
Accrued expenses	738,498	621,337

Total current liabilities	2,949,082	2,487,446

Long-term liabilities:
Accrued interest payable	382,445	69,904
Long-term debt	9,589,425	8,149,163
Embedded derivative liability, net	2,263,500	3,073,004

Total long-term liabilities	12,235,370	11,292,071

Total liabilities	15,184,452	13,779,517

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $.005 par value; 25,000,000 shares
authorized, 4,608,126 and 2,444,823 shares
issued and outstanding, respectively.	23,041	12,224
Additional paid-in capital	12,352,146	11,005,508
Stock subscription receivable	(85,794)	(16,200)
Deferred compensation	(84,750)	-
Accumulated deficit	(14,308,723)	(9,764,443)

Total stockholders' equity (deficit)	(2,104,080)	1,237,089

Total liabilities and stockholders' equity (deficit)	$13,080,372	15,016,606

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2008 and 2007

	2008	2007

Revenues, net	$97,148	254,560
Costs of revenues	1,984,860	302,265

Gross loss	(1,887,712)	(47,705)

Operating expenses:
General and administrative	817,195	1,204,277
Research and development	-	89,548

Loss from operations	(2,704,907)	(1,341,530)

Other income (expense):
Interest income	39,339	39,568
Interest expense	(2,309,678)	(520,013)
Loss on disposition of assets	(286,968)	-
Gain on embedded derivative liability, net	717,934	195,158

Loss before provision for
income taxes	(4,544,280)	(1,626,817)

Provision for income taxes	-	-

Net loss	$(4,544,280)	(1,626,817)

Net loss per common share -
basic and diluted	$(1.57)	(0.67)

Weighted average common
shares - basic and diluted	2,889,000	2,419,000

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Year Ended June 30, 2007

							Total
			Additional	Stock			Stockholders'
	Common Stock		Paid-in	Subscription	Deferred	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Compensation	Deficit	(Deficit)

Balance at July 1, 2006	2,301,010	$11,505	$10,322,892	$(16,200)	$-	$(8,137,626)	$2,180,571

Issuance of common stock for:
Cash	99,653	497	486,628	-	-	-	487,125
Services	31,910	160	180,870	-	-	-	181,030
Stock options exercised - for cash	9,750	49	16,801	-	-	-	16,850
Debt issuance costs	2,500	13	14,487	-	-	-	14,500

Common stock offering costs	-	-	(24,500)	-	-	-	(24,500)

Stock option compensation expense	-	-	30,244	-	-	-	30,244

Issuance of warrants with convertible
debenture	-	-	654,000	-	-	-	654,000

Conversion of warrants to liability
classification	-	-	(675,914)	-	-	-	(675,914)

Net loss	-	-	-	-	-	(1,626,817)	(1,626,817)

Balance at June 30, 2007	2,444,823	12,224	11,005,508	(16,200)	-	(9,764,443)	1,237,089

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Year Ended June 30, 2008

							Total
			Additional	Stock			Stockholders'
	Common Stock		Paid-in	Subscription	Deferred	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Compensation	Deficit	(Deficit)

Balance at June 30, 2007	2,444,823	12,224	11,005,508	(16,200)	-	(9,764,443)	1,237,089

Issuance of common stock for:
Cash	36,696	183	11,857	-	-	-	12,040
Services	79,311	397	143,682	-	-	-	144,079
Warrants exercised	150,000	750	149,250	-	-	-	150,000
Stock options exercised - accrued expenses	43,060	216	42,844	-	-	-	43,060
Accrued expenses	1,856	9	2,970	-	-	-	2,979
Conversion of debenture	1,095,370	5,477	673,123	-	-	-	678,600
Stock subscription receivable	423,516	2,118	338,983	(341,101)	-	-	-
Prepaid expenses	333,214	1,666	107,334	-	(109,000)	-	-

Compensation earned	-	-	-	-	24,250	-	24,250

Collection of stock subscription receivable
through reduction of accounts payable	-	-	(173,363)	271,507	-	-	98,144

Issuance of warrants with convertible
debenture	-	-	149,000	-	-	-	149,000

Effect of repricing warrants	-	-	117,904	-	-	-	117,904

Affect on embedded derivative from conversions of debenture	-	-	362,259	-	-	-	362,259

Affect on derivative discount from conversions of debenture	-	-	(344,472)	-	-	-	(344,472)

Affect on embedded derivative from exercise of warrants	-	-	242,111	-	-		242,111

Effect of removing discount on exercised warrants	-	-	(476,843)	-	-	-	(476,843)

Increase in shares due to rounding on 1 for 100 reverse stock split	280	1	(1)	-	-	-	-

Net loss	-	-	-	-	-	(4,544,280)	(4,544,280)

Balance at June 30, 2008	4,608,126	$23,041	$12,352,146	$(85,794)	$(84,750)	$(14,308,723)	$(2,104,080)

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(4,544,280)	(1,626,817)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock compensation expense	168,329	211,274
Depreciation	555,052	83,816
Loss on disposal of assets	286,968	-
Amortization of debt issuance costs	290,309	92,808
Accretion-debenture interest expense	999,347	255,411
Common stock warrants-interest expense	117,904	-
(Gain) on embedded derivative liability	(717,934)	(195,158)
Provision for doubtful accounts	-	17,209
(Increase) decrease in:
Accounts receivable	(1,243)	17,497
Inventories	(22,633)	(24,647)
Prepaid expenses	(323)	(2,407)
Other assets	(246)	(43,435)
Increase (decrease) in:
Accounts payable	350,432	(54,101)
Accrued expenses	358,646	324,652

Net cash used in operating activities	(2,159,672)	(943,898)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(526,294)	(5,557,751)
Proceeds from sale of property and equipment	3,772	-
Reduction of accounts payable for purchases of property,
plant, and equipment	(671,709)	-

Net cash used in investing activities	(1,194,231)	(5,557,751)

Cash flows from financing activities:
Proceeds from long-term debt	960,000	11,140,000
Payments on long term debt	-	(1,434,498)
Debt issuance costs	(160,199)	(1,217,410)
Reduction of accounts payable related to debt issuance costs	(101,159)	-
Issuance of common stock	162,040	503,975
Common stock offering costs	-	(24,500)

Net cash provided by financing activities	860,682	8,967,567

Net increase (decrease) in cash	(2,493,221)	2,465,918

Cash, beginning of year	3,182,121	716,203

Cash, end of year	$688,900	3,182,121

The accompanying notes are an integral part of these financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Intrepid Technology and Resources, Inc. (ITR) and its wholly owned subsidiaries, Intrepid Technology and Resources Biogas, LLC (ITR Biogas), Western Technology and Management, Inc. (WT&M), Intrepid Engineering Services, Inc., and WT&M’s wholly owned subsidiaries Idaho Nano Powders and Virtual Science Services, Inc. (collectively the Company), is a biofuels renewable and alternative energy development and operating company with strengths in engineering and technology. The Company’s primary business purpose is developing, constructing, and operating a portfolio of projects in the Renewable and Alternative Energy sector, with a special emphasis on production of biofuels - particularly, biogas (methane), biofiber for soil amendment and fertilizer, and greenhouse gas carbon credits. The Company's strategy is to provide the overall technical and integration management for planning, coordinating, developing, operating and implementing such projects. The Company's initial emphasis is on establishing several geographically dispersed complexes in the Southern Idaho region and then expanding to other locations within Idaho and the Western United States. The Company currently has two such sites, one located in Rupert, Idaho and one located in Wendell, Idaho.

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

Accounts Receivable

Accounts receivable are amounts due on gas and fiber sales and are presented net of the allowance for doubtful accounts and are generally unsecured. Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectibility based on past credit history with customers. Provisions for losses on accounts receivable are determined based on loss experience, known and inherent risk in the account balance, current economic conditions, and the financial stability of customers.

Inventories

The Company values its inventories are at the lower of cost or market, determined on the first-in first-out method. Inventories consist of finished biofiber, soil amendments, and supplies.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Costs of major renewals or betterments are capitalized over the remaining useful lives of the related assets. Depreciation is computed by using the straight-line method. The cost of property disposed of and related accumulated depreciation is removed from the accounts at the time of disposal, and gain or loss is reflected in operations. Estimated useful lives are as follows:

Digester plants and equipment

10 to 39 years

Office furniture and fixtures and vehicles

3 to 7 years

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. The Company’s plant assets may be subject to significant asset impairments if the Company is not able to meet its cash flow projections.

Revenue Recognition

Revenue is recognized from biogas and fiber product sales upon delivery to the customer. The Company believes that revenues should be recognized at this time because ownership passes to the customer at this time. Management believes that this policy meets the criteria of Staff Accounting Bulletin 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

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

Stock-Based Compensation

Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. The statement requires the Company to recognize compensation cost based on the grant date fair value of options granted. In 2007 the Company recognized $30,244 in compensation cost related to adoption of the statement.

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

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of ITR and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Note 2 – Going Concern

As of June 30, 2008, the Company has incurred a loss, has negative working capital, and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company continues to obtain additional financing, there can be no assurance that such funds will be available to the Company or that these efforts will be successful (see Note 18).

Note 3 – Restricted Cash

Cash restricted in accordance with bond covenants is as follows:

2008

2007

Undistributed funds held for construction costs

$

9

725,000

Debt service reserve

502,928

764,000

Interest coverage reserve

-

278,290

502,937

1,767,290

Less current portion

(9)

(1,003,290)

$

502,928

764,000

Note 4 – Accounts Receivable

Accounts receivable consists of the following:

2008

2007

Trade receivables

$

40,991

31,636

Accrued interest receivable

645

4,119

Allowance for doubtful accounts

(21,847)

(17,209)

$

19,789

18,546

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

2008

2007

Digester plants

$

11,473,302

10,040,976

Furniture

96,832

102,833

Vehicles

36,090

36,090

Equipment

14,176

247,182

Pumping station

-

64,500

Gas Pipeline

-

6,130

11,620,400

10,497,711

Less accumulated depreciation

(653,616)

(142,739)

$

10,966,784

10,354,972

Note 6 – Long-term Debt

Long-term debt consists of the following:

2008

2007

Solid Waste Disposal Revenue Bonds issued

through the Industrial Development Corporation

of Gooding County, Idaho. The bonds total

$7,640,000, accrue interest at 7.5%, are secured

by all assets of ITR Biogas and are due on

November 1, 2024. These bonds are currently in

default, see below for additional information.

$

7,640,000

7,640,000

Convertible debenture payable to YA Global

Investors, L.P. of $2,821,400 and $3,500,000,

respectively, bearing interest at 9%, due on March

22, 2010, net of warrants discount of $0 and

$594,722, respectively, and embedded derivative

discount of $1,212,799 and $2,396,115, respectively.

1,608,601

509,163

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 6 – Long-term Debt (continued)

Convertible debenture payable to YA Global

Investors, L.P. of $585,000 and $0, respectively,

bearing interest at 11%, due on March 28, 2010,

net of warrants discount of $28,000 and $0,

respectively, and embedded derivative discount

of $222,950 and $0, respectively.

334,050

-

Convertible debenture payable to YA Global

Investors, L.P. of $375,000 and $0, respectively,

bearing interest at 11%, due on June 17, 2010,

net of warrants discount of $114,887 and $0,

respectively, and embedded derivative discount

of $253,339 and $0, respectively.

6,774

-

9,589,425

8,149,163

Less current portion of long-term debt

-

-

$

9,589,425

8,149,163

Future maturities of long-term debt (excluding discounts) are approximately as follows:

Year ending

June 30,

2009

$

-

2010

4,046,400

2011

285,000

2012

305,000

2013

325,000

Thereafter

6,460,000

$

11,421,400

As stated above, the Solid Waste Disposal Revenue Bonds are currently in default. On May 1, 2008, an interest payment in the amount of $286,500 came due on the Solid Waste Disposal Revenue Bonds. Due to insufficient working capital, the Company was unable to pay that amount to the Trustee. As a violation of Section 4.1 of the Loan Agreement, this constitutes an event of default under both the loan agreement and the indenture. Section 514 of the loan agreement provides for interest and/or principal to be paid from the debt service reserve fund when there are insufficient deposits to make each payment in full. The bond trustee transferred $286,500 from the debt service reserve to the bond fund and paid the interest due as of May 1, 2008. The debt service reserve is required to be replenished with equal monthly payments not to exceed twelve months, however, the Company has been granted additional time. The Company has also been allowed to make the upcoming interest payment from the debt service reserve.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 7 – Convertible Debentures, Warrants, and Embedded Derivatives to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.)

The Company has issued three separate debt instruments to YA Global Investments, L.P., a discussion of these are as follows:

March 23, 2007 Issuance

On March 23, 2007, the Company issued a Convertible Debenture (the March 2007 Debenture) to Cornell Capital Partners, L.P. The March 2007 Debenture accrues interest at 9%, is due on March 22, 2010, and is convertible into a variable number of shares (limited to no more than 4.99% of the Company’s issued and outstanding common stock). The per share conversion rate is defined as the lesser of (a) $6.00, or (b) ninety percent of the lowest volume weighted average price during the thirty trading days immediately preceding the conversion date. In connection with the March 2007 Debenture, the Company also issued a Warrant (the March 2007 Warrant) to purchase 150,000 shares of the Company’s common stock with an exercise price of $5.50 per share. The March 2007 Warrant expires on March 22, 2012. The March 2007 Warrant exercise price was subsequently revalued to have an exercise price of $1.00 and the additional value associated with the revaluation was recognized. The March 2007 Warrants have been exercised.

Information related to the recognition of the March 2007 Debenture and March 2007 Warrant are as follows:

Embedded Derivative – March 2007 Debenture

The Company analyzed the March 2007 Debenture based on the provisions of EITF 00-19 and determined that the conversion option of the March 2007 Debenture qualifies as an embedded derivative.

The initial fair value of the embedded derivative associated with the conversion feature of the Debenture was in excess of the value assigned to the Debenture resulting in an initial loss of $504,188 on the embedded derivative. The initial fair value of the embedded derivative was determined to be $3,096,436 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. The fair value of the Company’s common stock was calculated to be $6.40 per share at the inception of the Debenture. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•

A volatility of 149% was calculated by using the Company’s closing stock prices since June 2002.

•

The exercise price was $5.60. This amount was determined based on the lesser of the fixed conversion price of $6.00, or 90% of the lowest daily volume weighted average trading price per share of the Company’s common stock during the 30 trading days immediately preceding March 23, 2007.

•

The estimated life was determined to be 3 years, which is equal to the contractual life of the embedded derivative.

•

The risk free interest rate was determined to be 4.5% based on the 3-year treasury rate.

Embedded Derivative – March 2007 Warrant

The Company analyzed the March 2007 Warrant based on the provisions of EITF 00-19 and determined that it initially qualified for equity classification, however, on May 21, 2007 the Company increased the March 2007 Debenture amount which then required derivative liability accounting for the March 2007 Warrant.

Note 7 – Convertible Debentures, Warrants, and Embedded Derivatives to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) (continued)

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

March 23, 2007 Issuance (continued)

The initial fair value of the March 2007 Warrant was determined to be $885,000 and the assigned value was $654,000. The initial fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions, and methodologies:

•

The fair value of the Company’s common stock was calculated to be $6.40 per share on March 23, 2007.

•

A volatility of 149% was calculated by using the Company’s closing stock prices since June 2002.

•

The exercise price was $5.50.

•

The estimated life was determined to be 5 years, which is equal to the contractual life of the March 2007 Warrant.

•

The risk free interest rate was determined to be 4.5% based on the 5-year treasury rate.

On June 30, 2007, the fair value of the embedded derivative associated with the March 2007 Warrant was determined to be $675,914 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period change to the statement of operations. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions, and methodologies:

•

The fair value of the Company’s common stock was calculated to be $4.50 per share.

•

A volatility of 147% was calculated by using the Company’s closing stock prices since June 2002.

•

The exercise price was $.055.

•

The estimated life was determined to be 4.7 years, which is equal to the contractual life of the Warrant.

•

The risk free interest rate was determined to be 4.9% based on the 5-year treasury rate.

March 28, 2008 Issuance

On March 28, 2008, the Company issued a Convertible Debenture (the March 2008 Debenture) to YA Global Investments, L.P. The March 2008 Debenture accrues interest at 11%, is due on March 28, 2010, and is convertible into a variable number of shares (limited to no more than 4.99% of the Company’s issued and outstanding common stock). The per share conversion rate is defined as the lesser of (a) $1.50, or (b) ninety percent of the lowest volume weighted average price during the thirty trading days immediately preceding the conversion date. In connection with the March 2008 Debenture, the Company also issued a warrant to purchase 14,000 shares of the Company’s common stock with an exercise price of $1.50 per share, a warrant to purchase 14,000 shares of the Company’s common stock with an exercise price of $2.50 per share, and a warrant to purchase 14,000 shares of the Company’s common stock with an exercise price of $3.50 per share (the March 2008 Warrants). The March 2008 Warrants expire on March 28, 2013. The exercises prices of these warrants were subsequently revalued to have an exercise price of $0.005 and the additional value associated with the revaluation was recognized.  On September 2, 2008 the Company issued 40,092 shares of common stock as a result of the cashless exercise of the 42,000 warrants.

The Company analyzed the March 2008 Debenture and March 2008 Warrants based on the provisions of EITF 00-19 and determined that the conversion option of the March 2008 Debenture qualifies as an embedded derivative and the March 2008 Warrants qualify for equity classification. Information related to the recognition of the warrants and embedded derivative are as follows:

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 7 – Convertible Debentures, Warrants, and Embedded Derivatives to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) (continued)

March 28, 2008 Issuance (Continued)

March 2008 Warrants

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

•

The exercise price was $1.50, $2.50, and $3.50 for the three 14,000 warrants.

•

The estimated life was determined to be 5 years, which is equal to the contractual lives of the warrants.

•

The risk free interest rate was determined to be 2.51% based on the 5-year treasury rate.

Embedded Derivative – March 2008 Debenture

The initial fair value of the embedded derivative was determined to be $254,800 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. The fair value of the Company’s common stock was calculated to be $1.00 per share at the inception of the March 2008 Debenture. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

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

June 17, 2008 Issuance

On June 17, 2008, the Company issued a Convertible Debenture (the June 2008 Debenture) to YA Global Investments, L.P. The June 2008 Debenture accrues interest at 11%, is due on June 17, 2010, and is convertible into a variable number of shares (limited to no more than 4.99% of the Company’s issued and outstanding common stock). The per share conversion rate is defined as the lesser of (a) $0.30, or (b) ninety percent of the lowest volume weighted average price during the thirty trading days immediately preceding the conversion date. In connection with the June 2008 Debenture, the Company also issued a warrant to purchase 145,000 shares of the Company’s common stock with an exercise price of $0.35 per share, a warrant to purchase 145,000 shares of the Company’s common stock with an exercise price of $0.38 per share, and a warrant to purchase 145,000 shares of the Company’s common stock with an exercise price of $0.40 per share (the June 2008 Warrants). The June 2008 Warrants expire on June 17, 2018.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 7 – Convertible Debentures, Warrants, and Embedded Derivatives to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) (continued)

June 17, 2008 Issuance (continued)

The Company analyzed the June 2008 Debenture and June 2008 Warrants based on the provisions of EITF 00-19 and determined that the conversion option of the June 2008 Debenture qualifies as an embedded derivative and the June 2008 Warrants qualify for equity classification. Information related to the recognition of the June 2008 Warrants and embedded derivative are as follows:

June 2008 Warrants

The fair values of the warrants were determined to be $132,000 and the assigned values were $117,000. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•

The fair value of the Company’s common stock was calculated to be $0.31 per share on June 17, 2008.

•

A volatility of 140% was calculated by using the Company’s closing stock prices since March 2003.

•

The exercise price was $0.35, $0.38, and $0.40 for the three 145,000 warrants.

•

The estimated life was determined to be 10 years, which is equal to the contractual lives of the warrants.

•

The risk free interest rate was determined to be 3.66% based on the 10-year treasury rate.

Embedded Derivative – June 2008 Debenture

The initial fair value of the embedded derivative was determined to be $265,900 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. The fair value of the Company’s common stock was calculated to be $0.31 per share at the inception of the June 2008 Debenture. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•

A volatility of 118% was calculated by using the Company’s closing stock prices since April 2004.

•

The exercise price was $0.28. This amount was determined based on the lesser of the fixed conversion price of $0.30, or 90% of the lowest daily volume weighted average trading price per share of the Company’s common stock during the 30 trading days immediately preceding June 17, 2008.

•

The estimated life was determined to be 2 years, which is equal to the contractual life of the embedded derivate.

•

The risk free interest rate was determined to be 2.94% based on the 2-year treasury rate.

Accretion expense related to all three warrant discounts and the embedded derivative discounts are as follows:

2008

2007

Warrant

$

123,992

59,278

Embedded derivatives

875,355

196,133

$

999,347

255,411

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 7 – Convertible Debentures, Warrants, and Embedded Derivatives to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) (continued)

June 17, 2008 Issuance (continued)

The embedded derivative liability related to all three debentures consists of the following:

2008

2007

Fair value at beginning of year

$

3,073,004

-

Fair value at inception of new embedded derivative

520,700

3,772,350

Reduction due to conversion of debt

(362,259)

-

Reduction due to exercise of warrants

(242,111)

-

Gain on period end revaluation

(725,834)

(699,346)

$

2,263,500

3,073,004

Note 8 – Operating Leases

The Company leases tube trailers under non-cancelable operating leases which expire in 2012 and 2013. Rental expense related to these operating leases for the years ended June 30, 2008 and 2007, was approximately $69,000 and $4,000, respectively.

The Company leases a vehicle under a non-cancelable operating lease which expires in 2009. Rental expense related to this operating lease for the years ended June 30, 2008 and 2007, was approximately $6,000 and $0, respectively.

The Company leases a truck under a non-cancelable operating lease which expires in 2012. Rental expense related to this operating lease for the years ended June 30, 2008 and 2007, was approximately $7,000 and $0, respectively.

Future minimum lease payments under the non-cancelable lease obligations are approximately as follows:

Years ending

June 30,

2009

$

120,000

2010

114,000

2011

110,000

2012

81,000

$

425,000

Note 9 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

2008

2007

Federal tax benefit at statutory rate

$

(1,342,000)

(553,000)

State tax net of federal benefit

(128,000)

(82,000)

Embedded derivative

98,000

21,000

Change in valuation allowance

1,372,000

614,000

$

-

-

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 9 – Income Taxes (continued)

Deferred tax assets are as follows:

2008

2007

Net operating loss carryforwards

$

4,984,000

3,614,000

Research and development credit carryforward

47,000

45,000

Valuation allowance

(5,031,000)

(3,659,000)

$

-

-

The Company has net operating loss carryforwards of approximately $14,660,000, which begin to expire in the year 2021. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 10 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are approximately as follows:

2008

2007

Interest

$

606,000

345,000

Income taxes

$

-

-

During the year ended June 30, 2008, the Company:

•

Acquired property, plant, and equipment in exchange for an increase in accounts payable of $838,164.

•

Increased debt issuance costs in exchange for accounts payable of $50,840.

•

Capitalized accrued interest of $114,116.

•

Sold property, plant, and equipment in exchange for a reduction of accounts payable of $20,970.

•

Issued 44,916 shares of common stock for a reduction in accrued expenses of $46,039.

•

Issued 333,214 shares of common stock for an increase in prepaid expenses of $109,000.

•

Issued 1,095,370 shares of common stock due to the conversion of $678,600 of convertible debenture. As a result of the conversion, the embedded derivative liability was decreased by $362,259, the embedded derivative discount was decreased by $344,472, and additional paid-in capital was increased by $17,787.

•

Issued 150,000 shares of common stock due to the exercise of warrants. As a result of the exercise, the embedded derivative liability was decreased by $242,111, the embedded derivative discount was decreased by $476,843, and additional paid-in capital was decreased by $234,732.

•

Recorded an embedded derivative liability of $520,700, discounts on convertible debentures of $512,800, and recognized a loss on the embedded derivate liability of $7,900.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 10 – Supplemental Cash Flow Information (continued)

•

Recorded additional paid-in capital and a discount on a convertible debenture of $149,000 as a result of the issuance of common stock warrants.

•

Issued 423,516 shares of common stock in exchange for a stock subscription receivable of $341,101.

•

Reduced the stock subscription receivable by $271,507 in exchange for a reduction of accounts payable of $98,144 and a reduction of additional paid-in capital of $173,363.

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

Note 11 – Capital Stock

Preferred Stock

Effective March 31, 2008, the Company amended its articles of incorporation to eliminate the previously authorized shares of preferred stock, none of which were issued or outstanding.

Authorized Common Stock

Effective March 31, 2008, the Company amended its articles of incorporation to reduce the number of authorized shares of common stock to 25,000,000 shares.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 12 – Reverse Stock Split

Effective March 31, 2008, the Company approved a 1-for-100 reverse stock split. All common share amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying financial statements.

Note 13 – Stock Options and Warrants

The Company has adopted a stock option plan (the Plan). Under the Plan, the Company may issue shares of the Company’s common stock or grant options to acquire the Company’s common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan.

A schedule of the options and warrants outstanding is as follows:

Number of

Exercise Price

Warrants

Options

Per Share

Outstanding at July 1, 2006

50,000

183,751

1.00 - 5.90

  Granted

150,000

5,900

5.50 - 5.90

  Exercised

-

(9,750)

1.00 - 3.80

  Canceled

-

(3,950)

3.50 - 6.80

Outstanding at June 30, 2007

200,000

175,951

$

1.00 - 5.90

  Granted

477,000

-

.005 - .040

  Exercised

(150,000)

(43,060)

1.00

  Canceled

-

(6,000)

3.50 - 3.80

Outstanding at June 30, 2008

527,000

126,891

$

.005 - 5.90

Note 14 – Stock Based Compensation

The fair value of each option and warrant granted during 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2008

2007

Expected dividend yield

-

-

Expected stock price volatility

125% - 140%

130%

Risk-free interest rate

2.51% - 3.7%

4.5%

Expected life of options or warrants

5 - 10 years

5 years

The weighted average fair value of each option and warrant granted during 2008 and 2007 was approximately $.01 - .30 and $.05, respectively.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 14 – Stock Based Compensation (continued)

The following table summarizes information about common stock options and warrants outstanding at June 30, 2008:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.005	42,000	4.7	$0.005	42,000	$0.005
0.35 - 0.40	435,000	10.0	0.38	435,000	0.38
1.00	50,000	2.4	1.00	50,000	1.00
3.50 - 4.00	120,991	0.7	3.61	120,991	3.61
5.90	5,900	3.9	5.90	5,900	5.90
$0.005-5.90	653,891	7.3	1.05	653,891	$1.05

Note 15 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at market interest rates.

Note 16 – Sales to Major Customers

The Company had revenues from major customers during the years ended June 30, 2008 and 2007, which exceeded ten percent of total revenues approximately as follows:

2008

2007

Company A

$

51,000

34,000

Company B

-

83,000

Company C

-

39,000

Note 17 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, on a prospective basis. We do not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

INTREPID TECHNOLOGY AND RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 17 – Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the requirements of SFAS 159 and, at this point in time, have not determined the impact, if any, that this statement may have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

Note 18 – Liquidity and Capital Resources

Since inception through June 30, 2008, the Company has generated an accumulated deficit of $14,308,723. In recent years, operations have been financed through the issuance of debt and common stock. During the year ended June 30, 2008, the Company incurred a net loss of $4,544,280. Recurring operating losses along with negative cash flows from operations have negatively impacted the Company’s liquidity.  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements and the success of future operations.  Management believes that additional capital contributions through the sale of stock, combined with the issuance of debt will be needed to sustain operations in the future, however, at June 30, 2008, it was not possible to predict the business outcome of these efforts.

ITEM 8.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in our internal controls and procedures over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls and procedures over financial reporting during the fourth quarter ended June 30, 2008, and there were no significant deficiencies or material weaknesses.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that are intended to:

(1)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the aforementioned framework, our management has concluded that there are deficiencies in the design and operation of our internal control over financial reporting as of June 30, 2008.  Much of the deficiencies relate to the segregation of financial duties. Due to the small size of the Company’s administrative staff, it is impracticable to implement all the controls over segregation of duties that larger companies can. These and other deficiencies are compounded by limited resources to pay for additional staff, continuing professional education, etc. However, to the extent practicable, mitigating controls have been established. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this annual report.

ITEM 8b.   OTHER INFORMATION.

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE.

CORPORATE GOVERNANCE RESPONSIBILITY

The Board of Directors is ultimately responsible for the Company's corporate governance. Good corporate governance ensures that the Company complies with federal securities laws and regulations, including those promulgated under the Sarbanes-Oxley Act of 2002. The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer, President, Vice-President, Secretary, and Treasurer.

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

Name	Age	Title

D. Lynn Smith	57	Chairman of the Board of Directors

John D. Haffey	63	Chief Executive Officer, Director

Dr. Jacob D. Dustin	60	President, Chief Operating Officer, Director

William R. Myers	65	Director

John W. Brockage	69	Director

David H. Hawk	63	Director

Mitchell J. Hart	51	Director

Bradley J. Frazee	47	Vice President, Biomethane Operations

Robert V. Searcy	46	Controller, Secretary, Treasurer

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

John (Jack) D. Haffey.  Mr. Haffey, Director since March 2008 and CEO since April 2008, has over 30 years of progressive leadership experience, including 15 years as a corporate officer and 6 years as an executive officer for a multi-billion dollar organization.  As Executive Vice President and COO, he provided executive leadership to guide Montana Power through ongoing changes in the electric, natural gas, and telecommunication markets.  Mr. Haffey maintained direct authority and responsibility for all aspects of the utility, including administrative, legal, finance, accounting, IT, operations, engineering, and marketing functions.  He oversaw 1,000 employees while leading this $1 billion utility.  In addition to his corporate experience, he has a strong record of civic and government leadership, including having served as a two-term state senator. Mr. Haffey holds an MBA from the University of Notre Dame and he completed the Advanced Management Program at Harvard Business School.

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

William R. Myers.  Mr. Myers, a director since 2002, has for the past six years been president of Myers Associates International, Inc., which provides technical and management consulting, business development and construction management for domestic and international firms. He has extensive business development and strategic planning background with architectural engineering, research and development, construction, environmental science and startup entrepreneurial firms in both national and international settings.

John W. Brockage.  Mr. Brockage, a director since 2007 and a shareholder since 2004, has for the past six years been a Real Estate Property owner, builder, investor and property manager in California and Hawaii.  Prior to that, he accumulated 28 years of similar business experience.  At one time he was a licensed Real Estate Agent buying and selling commercial property.  He has patented his own inventions and has past board experience serving on the boards of the Colby Computer Corporation and Rollerjet Corporation.

David H. Hawk.  Mr. Hawk was appointed to the Board of Directors on March 26, 2007.  He recently retired from his position as the Director of Energy Natural Resources of the J.R. Simplot Company in Boise, Idaho and was responsible for determining current and future company energy needs and identifying and managing the methods by which those needs are met. Mr. Hawk has experience with various energy projects, and has an extensive record of providing testimony to Canadian and U.S. federal and state regulatory bodies on natural gas pricing, pipeline and utility rate making, and avoided cost (PURPA) issues. He has been a frequent lecturer and keynoter at a variety of conferences on renewable and alternative energy resources along with traditional sources including conservation and efficiency.  Mr. Hawk has also served as Chairman of the Board of Directors for Remington Oil and Gas Company, a publicly traded oil and gas exploration and production company headquartered in Dallas, Texas.

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

Bradley J. Frazee. Mr. Frazee has served as the Company’s Vice President, Biomethane Operations since 2006 and our Alternative Energy and Biofuels Division Manager since 2002.  Mr. Frazee was appointed Secretary on May 23, 2006 and relinquished that office on January 1, 2008. He brings over 20 years of project and management and operations experience with corporations such as Westinghouse, Lockheed Martin, and Bechtel to the Company and has been instrumental over his career in brining major chemical and nuclear systems through construction and into production.

Robert V. Searcy.  Mr. Searcy has served as the Company’s Controller since 2006. He was appointed Secretary and Treasurer on January 1, 2008.  Prior to joining Intrepid, Mr. Searcy served for 17 years as the Chief Financial Officer of Idaho Pacific Holdings, Inc., one of the largest dehydrated potato food processors in North America.  He holds a B.S. degree in Accounting and Business from Brigham Young University.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES.

During the year ended June 30, 2008, the Board of Directors held three face-to-face meetings and eleven formal telephone conference meetings.  All of the directors attended at least 75% of the meetings of the Board, except for one member who missed four meeting due to scheduling conflicts.  The members of the Board of Directors serve as the Executive Committee and Nominating Committee.

The Nominating Committee met once during 2007, recommending the seven directors and one additional shareholder to stand for election to fill seven board positions at the annual shareholders meeting in 2007.

The members of the Audit Committee are currently Messrs. D. Lynn Smith, William R. Myers, Mitchell J. Hart, David H. Hawk, and John W. Brockage. Mr. D. Lynn Smith serves as chairman. The Audit Committee reviews the proposed plan and scope of the Company’s annual audit as well as the results when it is completed. The Committee reviews the services provided by the Company’s independent auditors and their fees. The Committee meets with the Company’s financial officers to assure the adequacy of the Company’s accounting principles, financial controls and policies. The Committee is also charged with reviewing transactions that may present a conflict of interest on the part of management or directors. The Audit Committee meets at least quarterly to review the financial results, discuss the financial statements and make recommendations to the Board. Other items of discussion include the independent auditors’ recommendations for internal controls, adequacy of staff, and management’s performance concerning audit and financial controls. The Audit Committee met four times during fiscal year ended 2008.

The Compensation Committee current members are Messrs. William R. Myers, Mitchell J. Hart, and David H. Hawk. Mr. William R. Myers serves as chairman.  The Compensation Committee met two times during the fiscal year for the purposes of approving management compensation and for developing a plan for paying the compensation certain key employees and officers voluntarily deferred over the past several years to help lessen cash flow burdens on the Company during its early development.

ITEM 10.    EXECUTIVE COMPENSATION.

DIRECTORS’ COMPENSATION

Prior to November 2004, the Board members received no direct compensation.  In September 2005, the Compensation Committee approved a Director’s Compensation Plan, retroactive to December 1, 2004.  The Director’s Compensation Plan compensates each director $2,000 per face-to-face meeting (plus reasonable travel expenses) and $250 per formal conference call, or a minimum of $8,000 annually.  Mr. Smith also received 2,000 options issued under the 2003 Stock Option Plan on January 13, 2005 with an exercise price of $3.80 (the fair market value on the date of grant) for the additional time he devoted as Chair of the Audit Committee. No other fees were accrued or paid to them.  The following table shows, for the most recent fiscal year ended June 30, 2008, compensation awarded or paid to, or earned by the Company’s non-employee Directors.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

D. Lynn Smith	$ (6,750)	$20,500	$ 0	$ 0	$ 0	$ 0	$ 13,750
William R. Myers	$ 4,000	$ 9,250	$ 0	$ 0	$ 0	$ 0	$ 13.250
Steven Whitesides(6)	$ 0	$ 10,000	$ 0	$ 0	$ 0	$ 0	$ 10,000
David H. Hawk	$ 8,375	$ 4,625	$ 0	$ 0	$ 0	$ 0	$ 13,000
Mitchell J. Hart(3)	$ 1,500	$ 2,50 0	$ 0	$ 0	$ 0	$ 0	$ 4,000
John W. Brockage(4)	$ 3,500	$ 2,25 0	$ 0	$ 0	$ 0	$ 0	$ 5,750
Dennis D. Keiser(5)	$ 0	$ 1,000	$ 0	$ 0	$ 0	$ 0	$ 1,000
John D. Haffey(7)	$ 3,500	$ 0	$ 0	$ 0	$ 0	$ 0	$ 3,500

(1)

Represents fees earned but not yet paid for the period from December 7, 2007 through June 30, 2008; except for D. Lynn Smith, who was prepaid $6,750 in the form of stock for the remainder of calendar 2008 in return for a cash private equity placement of $5,000.  The Company expects that these director fees will be paid in stock.  Fees for the period from January 1, 2007 through December 6, 2007 were paid in the form of stock; except for David Hawk, who was paid $4,625 in cash.  See Note (2) below

(2) Represents stock awards issued in lieu of cash fees for the period from December 31, 2006 through December 7, 2007
(3) Mr. Hart joined Board of Directors on September 10, 2007.
(4) Mr. Brockage joined the Board on November 5, 2007.
(5) Dr. Keiser resigned as CEO on December 31, 2007 and resigned from the Board on March 19, 2008.
(6) Mr. Whitesides resigned from the Board on March 1, 2008.
(7) Mr. Haffey joined the Board on March 1, 2008 and was appointed CEO on April 7, 2008.

EXECUTIVE COMPENSATION

Compensation Committee

The Compensation Committee members are Messrs. William Myers, David Hawk, and Mitchell Hart. They are responsible for developing, and making decisions with respect to, the Company’s executive compensation policies. For the fiscal year 2008, the Committee reviewed and approved the Company’s compensation and benefits plans and continue to administer the key employee and executive officer 2003 Stock Option Plan and 2005 Stock Incentive Plan.

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

Base Salary

The Compensation Committee, in determining the appropriate base salaries of its executive officers, generally considers the level of executive compensation in similar companies in the industry. The Compensation Committee also considers (i) the performance of the Company and contributing roles of the individual executive officers, (ii) the particular executive officer’s specific experience and responsibilities, and (iii) the performance of each executive officer.  It should be noted, as indicated in the Summary Compensation Table below, that the executive officers received a portion of their salary and the balance was deferred. The base salaries for 2008 were established by the Committee at levels believed to be at or somewhat below competitive amounts paid to executives of companies in the environmental industry with comparable qualifications, experience and responsibilities. Through his resignation on December 31, 2007, Dr. Dennis D. Keiser, the Chief Executive Officer of the Company, received a base salary of $104,000, which the Committee believed to be below average for the base salary of chief executive officers with comparable qualifications, experience and responsibilities of other companies in the engineering and mining industry. The base salary of Dr. Jacob D. Dustin, effective April 1, 2008, was $124,800 and is also below the industry average for his appointment as President and Chief Operating Officer. The base salary of Robert V. Searcy, CPA, effective April 1, 2008, was $93,600, and is also below the industry average for his appointment as Financial Controller, Secretary, and Treasurer.  John D. Haffey, CEO since April 7, 2008, has been serving without salary.

The Company does not provide any retirement, pension, or 401(k) plan for any employees.

Annual Incentives

The bonus program provided for no bonuses in 2008. The Compensation Committee has not yet approved a management bonus plan for 2009.

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

SUMMARY COMPENSATION TABLE

The following table shows, for each of the two most recent fiscal years ended, compensation awarded or paid to, or earned by the Company’s Chief Executive Officer and its other named most highly compensated executive officers and key employees at June 30, 2008 and the prior year in all capacities.

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	All Other Compen-sation	Total

Dr. Dennis D. Keiser (1)	2008	$ 52,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 52,000
Chief Executive Officer	2007	$ 104,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 104,000

John D. Haffey (2)	2008	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Chief Executive Officer	2007	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

Dr. Jacob D. Dustin	2008	$ 109,200	$ 0	$ 0	$ 0	$ 0	$ 0	$ 109,200
President, Chief Operating Officer	2007	$ 104,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 104,000

Donald J. Kenoyer (3)	2008	$ 109,200	$ 0	$ 0	$ 0	$ 0	$ 0	$ 109,200
Vice President, Biomethane Engineering/Construction Management	2007	$ 104,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 104,000

Bradley J. Frazee	2008	$ 109,200	$ 0	$ 0	$ 0	$ 0	$ 0	$ 109,200
Vice President, Bio methane Operations and Secretary	2007	$ 104,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 104,000

Robert V. Searcy (4)	2008	$ 77,400	$ 0	$ 0	$ 0	$ 0	$ 0	$ 77,400
Financial Controller, Secretary, Treasurer	2007	$ 42,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 42,000

(1)

Dr. Keiser resigned as CEO on December 31, 2007.

(2)

Mr. Haffey was appointed CEO on April 7, 2008, and currently serves without salary.

(3)

Mr. Kenoyer resigned July 3, 2008.

(4)

Mr. Searcy was appointed Secretary and Treasurer on January 1, 2008.

Stock Options

The Company, on a discretionary basis, may grant options to its executive officers, and key employees under the 2003 Stock Option Plan (the “Plan”). As of June 30, 2008, options to purchase 126,891 shares were outstanding with 6,000 shares remaining available for grant. There were no grants of options to the four named executive officers made in fiscal year 2008.  In 2007, there were 5,900 options granted to Robert V. Searcy at an exercise price of $5.90. All options that expired December 20, 2007 were exercised before their expiration date. There were no exercises of options during 2007. The following table provides information concerning fiscal year 2008 outstanding equity awards to the Company’s executive officers and key employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
J. Dustin	20,000	-0-	-0-	$3.50	31-Dec-2008	-0-	$-0-	-0-	$-0-
D. Kenoyer	15,000	-0-	-0-	$3.50	31-Dec-2008	-0-	$-0-	-0-	$-0-
B. Frazee	15,000	-0-	-0-	$3.50	31-Dec-2008	-0-	$-0-	-0-	$-0-
B. Frazee	20,000	-0-	-0-	$4.00	30-Aug-2009	-0-	$-0-	-0-	$-0-
B. Frazee	7,541	-0-	-0-	$3.80	13-Jan-2010	-0-	$-0-	-0-	$-0-
R. Searcy	5,900	-0-	-0-	$5.90	7-May-2012	-0-	$-0-	-0-	$-0-
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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL STOCKHOLDERS

The following table sets forth information as of October 7, 2008 concerning: (i) each person who is known by Intrepid to own beneficially more than 5% of Intrepid’s outstanding common stock; (ii) each of Intrepid’s executive officers, directors and key employees; and (iii) all executive officers and directors as a group.  Common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of common stock shown.

(Remainder of page intentionally blank)

Name and Address of Beneficial Owner	Total Number of Common Shares Beneficially Owned	Percent of Class(1)

Christopher Brecher 18749 Rio Vista Drive Tequesta, FL 33469 (13G filer)	604,411(2)	8.6%

Dr. Jacob D. Dustin 501 W. Broadway #200 Idaho Falls, Idaho 83402	81,811(3)	1.2%

William R. Myers 501 W. Broadway #200 Idaho Falls, Idaho 83402	39,689(4)	0.6%

D. Lynn Smith 501 W. Broadway #200 Idaho Falls, Idaho 83402	69,022(5)	1.0%

John W. Brockage 4015 Rhoda Ave. Oakland, CA 94602	18,000(6)	0.3%

David Hawk 501 W. Broadway #200 Idaho Falls, Idaho 83402	2,019	0.0%

Bradley J. Frazee 501 W. Broadway #200 Idaho Falls, Idaho 83402	48,814(7)	0.7%

John D. Haffey 2101 Garfield Street Anaconda, MT 59711	76,786(8)	1.1%

Robert V. Searcy 501 W. Broadway #200 Idaho Falls, Idaho 83402	38,837(9)	0.6%

Mitchell J. Hart 501 W. Broadway #200 Idaho Falls, Idaho 83402	1,017(10)	0.0%

All officers, directors and key employees as a group (nine individuals)	375,995 (11)	5.3%

__________________________

(1)

Applicable percentage of ownership is based on 7,022,640 shares of common stock outstanding as of October 7, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of October 7, 2008, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 7, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(2)

Mr. Brecher’s,(13G filer not exercising influence or control) beneficial shares include 604,411 shares of common stock owned by him, and 0 shares subject to options exercisable within 60 days.

(3)

Dr. Dustin’s beneficial shares include 45,561 shares of common stock owned by him and his wife and 16,250 owned by his children, and 20,000 shares subject to options exercisable within 60 days.

(4)

Includes 36,839 shares of common stock owned by Mr. Myers and 2,850 shares subject to options exercisable within 60 days.

(5)

Includes 64,022 shares of common stock owned by Mr. Smith and 5,000 shares subject to options exercisable within 60 days.

(6)

Includes 18,000 shares of common stock owned by Mr. Brockage and 0 shares subject to options exercisable within 60 days.

(7)

Includes 6,273 shares of common stock owned by Mr. Frazee and 42,541 shares subject to options exercisable within 60 days.

(8)

Includes 76,786 shares of common stock owned by Mr. Haffey and 0 shares subject to options exercisable within 60 days.

(9)

Includes 32,937 shares of common stock owned by Mr. Searcy and 5,900 shares subject to options exercisable within 60 days.

(10)

Includes 1,017 shares of common stock owned by Mr. Hart and 0 shares subject to options exercisable within 60 days.

(11)

Includes 299,704 shares of common stock and 76,291 shares subject to options exercisable within 60 days.

There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors and executive officers file reports with the Securities and Exchange Commission indicating the number of shares of any equity securities they owned when they became a director or officer and after that any changes in their ownership of common stock.  Section 16(a) of the Securities Exchange Act of 1934 requires these reports.  We have reviewed copies of these reports and based on a review of those reports we believe that during the year 2008 all Section 16 recording requirements applicable to our officers and directors were complied with.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None other than reported herein.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements, Schedules and Exhibits

1.  Financial statements and report of Jones Simkins, P.C.

Independent Auditors' Report Jones Simkins, P.C.

Consolidated Balance Sheets – June 30, 2008 and 2007

Consolidated Statements of Operations for the years ended June 30, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007

Notes to Consolidated Financial Statements

Consent of Jones Simkins, P.C. for the year ended June 30, 2008

2.  Financial statement schedules

Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

3.  Exhibits

Exhibit No.	Description	Incorporated by Reference from Registrant's
3.1	Articles of Incorporation.	Form 10SB Registration March 22, 2000
3.2	Bylaws.	Form 10SB Registration March 22, 2000
3.3	Amended Articles of Incorporation.	Form 10SB Registration March 22, 2000
3.4	Amended Articles of Incorporation.	Form 10SB Registration March 22, 2000
4.1	Specimen Stock Certificate.	Form 10SB Registration March 22, 2000
10.1	Yellow Pines Resources Agreement.	Form 10SB Registration March 22, 2000
10.2	American Diatomite Agreement.	Form 10SB Registration March 22, 2000
10.3	American Diatomite Agreement.	Form 10-KSB October 20, 2000
10.4	Agreement to Sell and Purchase Mineral Reserves, Real Property and Shares of Common Stock	Form 10-KSB October 15, 2001
10.5	Addendum to Agreement to Sell and Purchase Mineral Reserves, Real Property and Shares of Common Stock	Form 10-KSB October 15, 2001
10.7	2003 Stock Option Plan	Form 14(a) October 24, 2002
10.8	Sale of the Mineral Rights of the Garnet, Montana mine
10.9	The sale of securities through Cornell Capital Partners LP and Newbridge Securities Corporation	Form SB-2 December 17, 2004
10.10	The sale of securities through Cornell Capital Partners LP and Newbridge Securities Corporation	Form SB-2 March 11, 2005
10.11	Issuance on securities under Form S-8 and the Stock Option Plan	Form S-8 June 23, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by President, Secretary and Treasurer
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and President, Secretary and Treasurer

Amended quarterly report for quarter ended March 31, 2006	Form 10QSB/A July 14, 2006
Amendment to registration statement with Cornell Capital Partners, LP	Form SB-2/A August 16, 2006
Annual report for FYE June 30, 2006	Form 10KSB September 12, 2006
Schedule 14A information	Form DEF 14A October 13, 2006
2006 Consultants’ compensation plan	Form S-8 October 23, 2006
Post-effective amendment #1 to SB-2 registration filing with Cornell Capital Partners, LP	Form POS AM November 11, 2006
Quarterly report for quarter ended September 30, 2006	Form 10QSB November 14, 2006
Post-effective amendment #2 to SB-2 registration filing with Cornell Capital Partners, LP	Form SB-2/A December 13, 2006
Amendment withdrawal request to post-effective amendment #2 to SB-2 registration filing with Cornell Capital Partners, LP	Form AW December 14, 2006
Post-effective amendment #2 to SB-2 registration filing with Cornell Capital Partners, LP	Form POS AM December 14, 2006
Notice of effectiveness	Form EFFECT December 13, 2006
Quarterly report for quarter ended December 31, 2006	Form 10QSB February 14, 2007
Quarterly report for quarter ended March 31, 2007	Form 10QSB May 15, 2007
Form SB-2 registration statement with Cornell Capital Partners, LP	Form SB-2 May 21, 2007
Pre-effective amendment #1 to SB-2 registration filing with YA Global Investments, LP	Form SB-2A August 28, 2007
Annual report for FYE June 30, 2007	Form 10KSB September 21, 2007
Pre-effective amendment #2 to SB-2 registration filing with YA Global Investments, LP	Form SB-2/A October 2, 2007
Request for acceleration of effectiveness of SB-2 registration filing with YA Global Investments, LP	Form CORRESP October 15, 2007
Final prospectus for SB-2 registration filing with YA Global Investments, LP	Form 424B3 October 16, 2007
Notice of effectiveness for SB-2 registration filing with YA Global Investments, LP	Form EFFECT October 16, 2007
Preliminary 14A proxy statement	Form PRE 14A October 19, 2007
Definitive 14A proxy statement	Form DEF 14A October 30, 2007
Quarterly report for quarter ended September 30, 2007	Form 10QSB November 13, 2007
Prospectus supplement no. 1	Form 424B3 January 4, 2008
Quarterly report for quarter ended December 31, 2007	Form 10QSB February 14, 2008
Prospectus Supplement no. 2	Form 424B3 February 14, 2008
Form S-9 registration statement	Form S-8 March 25, 2008
Quarterly report for quarter ended March 31, 2008	Form 10QSB May 15, 2008
Prospectus supplement no. 3	Form 424B3 May 15, 2008
13G filing by stockholder	Form SC 13G August 13, 2008
Notification of inability to timely file Form 10-K	Form NT 10-K September 30

Reports on Form 8-K

During the fourth quarter ending June 30, 2008 the Company filed three (3) reports on Form 8-K

10.6	Iron Mask Mining Company merger agreement with Intrepid Engineering Company and Western Technology and Management, Inc.	Form 8-K April 8, 2002
	Intrepid Technology and Resources, Inc. change of certifying accountants	Form 8-K May 24, 2002
	Amendment to report pro forma financial information on merger filed on Form 8-K April 8, 2002	Form 8-K/A June 11, 2002
	Amendment, Item 7. Letter from accountant and Company correspondence	Form 8-K/A June 20, 2002
	Resignation of Registrant’s Directors and change in management	Form 8-K July 8, 2002
	Resignation of Registrant’s Directors	Form 8-K August 21, 2002
	Amendment to Form 8-K filed on May 24, 2002 for change of certifying accountants. Correction letter of predecessor accountant.	Form 8-K/A September 10, 2002
	Election of Lynn Smith to the Board of Directors and Chairman of the Audit Committee	Form 8-K September 13, 2002
	Letters of Notice to Cure a Default whereby a deed was not transferred for mineral rights purchased in the Iron Mask Mining Company merger	Form 8-K February 6, 2003
	Amendment to Form 8-K filed on April 8, 2002 for the merger with Iron Mask Mining Company. Change of Accounting acquirer	Form 8-K/A February 19, 2004
	Item 5. Other, that the Company will apply FASB 121 Impairment of Long Lived assets to those purchased in the merger of March 2002	Form 8-K April 6, 2004
	The acquisition of the Wright Oil and Broadway Ford natural gas joint venture fueling station in Idaho	Form 8-K April 26, 2004
	The Company completed the Purchase Agreement for 33% of the Magic Valley Energy Coalition, now a wholly owned subsidiary	Form 8-K May 19, 2004
	Earnings Release for the quarter ending March 31, 2004	Form 8-K May 19, 2004
	Amendment 4, to correct the income and include the transaction costs of the merged companies, IMKG, WTM, & IES	Form 8-K/A June 15, 2004
	Amended to include the historical, pro forma, and other required financial statements for the purchase of Wright Oil and Broadway Ford	Form 8-K/A July 16, 2004
	Entered a Standby Equity Distribution Agreement and a Securities Purchase Agreement with Cornell Partners LP	Form 8-K October 19, 2004
	Entered a Securities Purchase Agreement with Cornell Partners LP	Form 8-K December 13, 2004
	Amended Articles of Incorporation	Form 8-K December 21, 2004
	Appointment of a new director to the board	Form 8-K January 14, 2005
	Entered into a termination agreement with Cornell Capital Partners LP	Form 8-K January 28, 2005
	Entered into a termination agreement for the Standby Equity Distribution Agreement with Cornell Capital Partners LP and unregistered sales of securities thereto agreed	Form 8-K March 10, 2005
	Change of certifying public accountant	Form 8-K July 11, 2005
	Entry into a material definitive agreement – tax exempt bond issue	Form 8-K November 9, 2006
	Departure of a member of the board	Form 8-K December 6,2006

Entry into a material definitive agreement with Cornell Capital Partners LP	Form 8-K March 23, 2007
Appointment of a new director to the board	Form 8-K March 27, 2007
Entry into a material definitive agreement with Cornell Capital Partners LP	Form 8-K May 21, 2007
Appointment of a new director to the board	Form 8-K September 11, 2007
Waiver granted by YA Global Investments, LP	Form 8-K October 16, 2007
John Brockage appointed to board	Form 8-K November 6, 2007
Dennis Keiser resigns as CEO	Form 8-K November 6, 2007
Appointment of officers	Form 8-K December 19, 2007
Exercise of warrants by YA Global Investments, LP	Form 8-K January 4, 2008
Amendment no. 1 to definitive agreement with YA Global Investments, LP	Form 8-K January 4, 2008
Board resignation and appointment	Form 8-K March 3, 2008
Keiser board resignation	Form 8-K March 21, 2008
Articles of amendment & ticker symbol change	Form 8-K March 31, 2008
Entry into material definitive agreement with YA Global Investments, LP	Form 8-K April 3, 2008
Haffey appointed CEO	Form 8-K April 9, 2008
Entry into material definitive agreement with YA Global Investments, LP	Form 8-K June 20, 2008

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

Based on the review and discussions referred to above, the committee recommended to the Board of Directors that the audited financial statements of the Company for the year end of June 30, 2007, be included in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission.

The Audit Committee of the Company consists of the following members:

•

D. Lynn Smith, Chairman

•

David Hawk

•

William R. Myers

•

Mitchell J. Hart

•

John W. Brockage

Audit Fees

The Audit Committee of the Board of Directors has appointed Jones Simkins PC as independent auditors to audit the financial statements of the Company for the year ended June 30, 2008. Jones Simkins PC has also examined the financial statements of the Company for the fiscal year ended June 30, 2007.

The aggregate fees billed to us by Jones Simkins PC for the audit of our financial statements and all amendments for the fiscal years ended June 30, 2008 and 2007, and for reviews of financial statements included in our quarterly reports on Form 10-QSB and amendments thereto, for the fiscal years 2008 and 2007, respectively are shown in the table below:

	Audit Fees		Tax Fees		Consulting or Other Fees
Auditor	2008	2007	2008	2007	2008	2007
Jones Simkins PC	$ 59,318	$ 45,000	-0-	-0-	$ 2,245	$ 12,181

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference of our financial statement audit report dated September 26, 2008, appearing in this Annual Report on Form 10-KSB of Intrepid Technology and Resources, Inc. for the year ended June 30, 2008.

JONES SIMKINS, P.C.

Logan, Utah

October 13, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREPID TECHNOLOGY & RESOURCES, INC.
(Registrant)

Date: October 13, 2008	By: /s/ John D. Haffey, Chief Executive Officer, Acting Chief Financial Officer

Date: October 13, 2008	By: /s/ Robert V. Searcy, Secretary and Treasurer